Form 10KSB
period 1999-06-30
TECHNOR INTERNATIONAL INC
filed 1999-09-28
CIK 1046607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
        /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 1999
        / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the transition period from ________ to ________ Commission file number _____________


                           TECHNOR INTERNATIONAL, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              NEVADA                                         52-2032380
-----------------------------------------------      --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Sofielundsvagen 4, S-191 47, Sollentuna, Sweden
-----------------------------------------------      --------------------------
  (Address of principal executive offices)                    (Zip Code)

                                 46-8-594 74900
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: NONe.
         Securities registered under Section 12(g) of the Exchange Act:


                                                     Name of Each Exchange
         Title of Each Class                         on Which Registered
         -------------------                         ---------------------

         Common stock, $.001 par value
-----------------------------------------------      --------------------------


         Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes / /     No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year: $ -0- for the fiscal year ended June 30, 1999.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $50,864,428 as of September 22, 1999. The aggregate market value was based upon the closing price for the Common Stock, par value $.001 per share, as quoted by the Electronic Bulletin Board of the NASDAQ for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)
         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /     No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 22, 1999, 7,440,000 shares of Common Stock, par value $.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). NONE.

         Transitional Small Business Disclosure Format (check one):
Yes / /     No /X/

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

                  Technor International, Inc. ("Technor" or the "Company") promotes, markets, offers, sells, supports, assigns and distributes digital cellular, or GSM (Global System for Mobile Communications, "GSM") technologies for positioning and telematics in all territories outside of Africa, north of the Sahara. Effective February 28, 1999, the Company acquired technology and intellectual property rights from Novel Electronic Systems & Technologies ("Novel") for GSM positioning technology originally developed in South Africa. The Company owns the technology, and has the right to use it worldwide, with the exception of sub-Saharan Africa where such rights were acquired by Wasp SA (Pty) Ltd., a South African corporation ("Wasp SA"). The Company is in the process of changing its name to "CellPoint Inc."

                  From inception to May 26, 1998, the Company was developing its business plan based on a December 1997 Agreement in Principle with Wasp International (Pty) Ltd. ("Wasp"). On May 26, 1998, the Company entered into a relationship, including a license agreement, with Wasp which developed and refined the technology used within the GSM networks for positioning and telematics. Pursuant to the license agreement, the Company was entitled to market, support, distribute and sell GSM positioning and telematics technology systems which enable users to determine the position of an object, or remotely control objects equipped with the necessary hardware and software components using the existing GSM cellular networks (the "License"). Technor also had the right to receive further developments of this technology including enhancements and new versions. As consideration for the license rights it received pursuant to the License, the Company offered Wasp shares in Technor. In connection with the License, Technor acquired a 25% ownership interest in Wasp, together with an option to acquire the remaining 75% of the shares prior to June 30, 1999.

                  Effective February 28, 1999, Technor amended and restated its existing arrangements with Wasp. Those arrangements, which were originally implemented in 1998, have been superseded by this new transaction, which the Company believes, provides stronger assurances of the Company's continued access to the GSM technology. In the 1999 transaction: (i) Technor acquired from Novel the intellectual property rights to the GSM technology for all territories outside of sub-Saharan Africa, (ii) Technor purchased 100% of Wasp, the business of which consists only of a development team and tools used in the development of proprietary GSM positioning and telematics technologies, and (iii) Technor acquired 10% of Wasp SA , which is the South African corporation with rights to the GSM technology in sub-Saharan Africa. Wasp has subsequently been renamed as CellPoint Systems S.A. (Pty) Ltd. ("CellPoint SA").

                  CellPoint Systems AB ("CellPoint"), a wholly-owned subsidiary of Technor, focuses on the worldwide marketing, support, distribution and sales of the Company's technologies for the GSM communication and positioning systems. Technor's technology is marketed under the name, the "CellPoint System".

                  The Company's technology enables users to determine the position of a cellular telephone or object, or to control remotely objects equipped with the necessary hardware and software components using the existing GSM cellular networks. Objects would typically be assets such as motor vehicles including cars, trucks, boats, construction machinery and other assets possessing battery power. Telematics, or remote control of these objects, can include power on/off, remote control of door locks, fuel injection, vehicle lights and horn and could also include temperature monitoring of cargo, engine rpm's and activation/deactivation of vehicle security systems. The primary applications include fleet management and vehicle tracking for security, including positioning and tracking for recovery in the event of theft.

                  The technology was originally commercialized by Wasp and Matrix Vehicle Tracking (Pty) Ltd., a South African corporation ("Matrix"), and has been in commercial use in South Africa for almost three years. There are more than 20,000 commercial users of the technology in South Africa. The Company has entered into a cooperation agreement with Matrix whereby Matrix will make available to the Company its knowledge and know-how regarding GSM positioning applications, strategies and service delivery. While the Company currently anticipates that it will be able to implement commercial usage of the GSM technology in Europe in the near future, there can be no assurance that the Company will be successful in its efforts in such time period.

                  Positioning of cellular telephones is a relatively new development of the technology. Applications include resource and fleet management of mobile personnel and assets, location of a caller in the event of emergency and location-based information services, on demand, for a cellular phone user. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information services can include location-sensitive traffic reports, weather, and concierge information services ("E-411") such as the location of the nearest hotel, restaurant or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing.

                  The Company was organized on February 28, 1997, as a Nevada corporation, pursuant to the provisions of General Corporation Law of Nevada. The principal business address and telephone numbers of the Company are Sofielundsvagen 4, S-191 47, Sollentuna, Sweden, telephone +46 (0)8 5449-0000, facsimile +46 (0)8 5449 0005. The Company maintains websites at www.technorinc.com and www.cellpt.com.


RISK FACTORS

                  LIMITED HISTORY OF THE COMPANY. The Company has limited operating history upon which an evaluation of the Company's prospects can be made. While the Company has begun to generate revenues since June 1999, there can be no assurances that the Company will generate sufficient revenues, to fund its operations or that it will be profitable at such level of revenues.
The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, commercialization, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the Company's efforts will result in successful product commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

                  GOING CONCERN OPINION. The report of the Company's independent accountants, BDO International AB on the Company's financial statements for the fiscal year ended June 30, 1999 and 1998, includes a statement that the Company is a development stage company, with no revenues, and has sustained losses from operations since inception. The auditors have stated that there is substantial doubt about the ability of the Company to continue as a going concern. Investors in the Company's shares should review carefully the report of BDO International AB. There can be no assurances that the Company will be able to continue as a going concern.

                  SPECULATIVE INVESTMENT. The business objectives of the Company must be considered speculative, and there is no assurance the Company will satisfy those objectives. No assurance can be given that the stockholders of the Company will realize a substantial return on their purchase of shares, or any return whatsoever, or the stockholders of the Company will not lose their investments in the Company completely.

                  LIQUIDITY. The Company will require additional funds to implement its business strategies, including cash for (i) payment of increased operating expenses; and (ii) further implementation of its business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in these Risk Factors. The Company's immediate financial resources are described in Item 6, Management's Discussion or Plan of Operation, Liquidity and Capital Resources, Recent Events.

                  RELIANCE ON MANAGEMENT. The Company is dependent on the efforts and abilities of its senior management. The Company has employment agreements with its executive officers: Albert van Urk, Lynn Duplessis, Peter Henricsson and Hadar Cars. The key personnel are: Peter Henricsson - President and Chairman of the Board of Technor and Technor's wholly-owned subsidiary CellPoint Systems AB of Sweden and a director of CellPoint SA of South Africa; Lynn Duplessis - Corporate Vice President of Technor and a director of Technor and each of its subsidiaries; Hadar Cars, President of CellPoint Systems AB and CellPoint Systems S.A. (Pty) Ltd.; Albert van Urk - Vice President of Technology of CellPoint Systems AB and a director of Technor and each of its subsidiaries. Mr. Henricsson and Ms. Duplessis are husband and wife. The loss of any of these key employees could have a material adverse effect on the business and prospects of the Company. The members of the Board of Directors of the Company believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure of any key personnel from the service of the Company. There can be no assurance, however, that upon the departure of any key personnel from the service of the Company that replacement personnel will cause the Company to operate profitably. The Company has no key man life insurance with respect to any of its executive employees.

                  LOSS ON DISSOLUTION OF THE COMPANY. In the event of dissolution of the Company, the proceeds realized from the liquidation of the Company's assets, if any, will be distributed to the stockholders of the Company only after satisfaction of claims of the Company's creditors. The ability of a stockholder to recover all or any portion of an investment in capital stock of the Company will depend on the amount of funds realized and the claims to be satisfied therefrom.

                  SUPPLY OF HARDWARE. The Company owns the technology for the CellPoint System but does not, at this time, manufacture the GSM terminals, SIM cards, or any cellular telephone equipment. The Company has purchased quantities of the GSM computer terminals from Wasp SA. The Company is not required to buy terminals or other equipment from Wasp SA and can contract to have the terminals manufactured by another supplier. Inasmuch as the capacity for certain services and components by Wasp SA may be limited, as the Company's business grows, the inability of the Company, for economic or other reasons, to obtain commercial quantities of such computer terminals from Wasp SA could have a material adverse effect on the Company. There can be no assurance that the alternate source of terminals and other equipment will be available in commercial quantities or on reasonable terms, and the lack of any such alternate source could have a material adverse effect on the Company.

                  COMMERCIALIZATION NOT YET ACHIEVED. The Company is currently implementing commercial operations of the CellPoint System. There can be no assurance that the CellPoint System will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit the Company to recover start-up and other associated costs. Failure of the CellPoint System to achieve or sustain market acceptance could have a material adverse effect on the business, financial conditions, and results of operations of the Company.

                  ABILITY OF THE COMPANY TO IMPLEMENT ITS BUSINESS STRATEGY. Although the Company intends to pursue a strategy of aggressive product marketing and distribution, implementation of this strategy will depend in large part on its ability to (i) establish a significant customer base and maintain favorable relationships with those customers; (ii) effectively introduce acceptable products to its customers; (iii) obtain adequate financing on favorable terms to fund its business strategy; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; and (vi) continue to operate in the face of increasing competition. The inability of the Company to obtain or maintain any or all of these factors could impair its ability to successfully implement its business strategy, which could have a material adverse effect on the results of operations and financial condition of the Company.

                  TECHNOLOGICAL FACTORS. The market for the CellPoint System and cellular telecommunications products is characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. There can be no assurance that competitors will not develop technologies or products that render the CellPoint System obsolete or less marketable. The Company may be required to satisfy evolving industry or customer requirements, which could require the expenditure of significant funds and resources, and the Company does not have a source or commitment for any such funds and resources.

                  INTENSE COMPETITION. The telecommunication and cellular telephone industries continue to undergo rapid change, and competition is intense and is expected to increase. The Company is aware that other companies and businesses market, promote and develop technologies and products which could be competitive with the CellPoint System. There may exist other technologies and products that are functionally equivalent or similar to the CellPoint System. The Company expects that companies or businesses which may have developed or are developing such technologies and products, as well as other companies and businesses which have the expertise which could encourage them to develop and market competitive products and technology, may attempt to develop technology and products directly competitive with the CellPoint System. Many of these competitors have greater financial and other resources than the Company.

                  There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which the Company is developing or which would render the CellPoint System obsolete and noncompetitive. Many of the competitors of the Company have substantially greater experience, financial resources and marketing capabilities than the Company.

                  RISK OF PRODUCT LIABILITY; POTENTIAL UNAVAILABILITY OF INSURANCE. Novel is taking a very limited responsibility for consequential damages and liabilities of the GSM technology acquired by the Company. To that end, the Company will be responsible for product performance and liabilities of itself, and possibly, its sublicensees. Novel does not warrant the technology performance or functionality outside of South Africa and will assume no liability for factors beyond its control in the event of non-performance of the technology. The Company currently carries product liability insurance, with a $1.2 million limit, which may not be sufficient to cover any product liability claims that may be asserted. There can be no assurance that the Company will be able to obtain or maintain product liability insurance on acceptable terms with sufficient policy limits to cover potential liabilities. The Company faces a business risk of exposure to product liability and other claims in the event that the use of the CellPoint System is alleged to result in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability exposure or that insurance coverage will be available in the future on commercially reasonable terms, or at all, that such insurance will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure.
An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the marketing and distribution of the CellPoint System by the Company.

                  RISK OF PRODUCT RECALL, PRODUCT RETURNS. Product recalls may be issued at the discretion of the Company or government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that future recalls or returns would not have a material adverse effect upon the Company's business, financial condition and results of operations.

                  RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company anticipates that a significant portion of the revenue from the sale of the CellPoint System will be derived from customers located outside the United States of America. Because certain customers of the Company will be located in other countries, the Company anticipates that international sales will account for a significant portion of its revenues. There can be no assurance that the Company will be able to compete successfully in international markets or to satisfy the service and support requirements of its customers. Additionally, the Company's sales and operations could be subject to certain risks, including tariffs, and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibly of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

                  The Company will sell the CellPoint System in currencies other than the U.S. Dollar, which would make the management of currency fluctuations difficult and expose the Company to risks in this regard. The Company's results of operations are subject to fluctuations in the value of various currencies against the U.S. dollar. Although management will monitor the Company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's results of operations or financial condition.

                  The products marketed and distributed by the Company may be subject to foreign government standards and regulations that are continually being amended. Although the Company will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that the CellPoint System will comply with government standards and regulations, or changes thereto, or that it will be cost effective for the Company to redesign its products to comply with such standards or regulations. The inability of the Company to design or redesign products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations.

                  CONFLICTS OF INTEREST. The officers and directors of the Company may engage in other activities. The persons serving as officers and directors of the Company may have conflicts of interests in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Two of the directors of the Company, Mr. Redford and Mr. van Urk, are also directors and shareholders of Wasp SA, from whom the Company may purchase certain hardware for the implementation of the CellPoint System. The Company is also a 10% shareholder of Wasp SA. The Company believes that its equipment purchases from Wasp SA have been on terms comparable to those available to unaffiliated third parties. See "Certain Relationships and Related Transactions".

                  CONTROL BY EXISTING STOCKHOLDERS.  Mr. Henricsson and
Ms. Duplessis, the founders of the Company, and Novel beneficially own a majority of the issued and outstanding shares of the Company's Common Stock. Mr. Henricsson and Ms. Duplessis are not shareholders of Novel. Because of such ownership, these stockholders will effectively control the election of all members of the Board of Directors of the Company and determine all corporate actions. Stockholders are not entitled to accumulate their votes for the election of directors or otherwise.

                  NO FORESEEABLE DIVIDENDS. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future; but, rather, the Company plans to retain earnings, if any, for the operation and expansion of the business of the Company.

                  YEAR 2000 ISSUES. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has undertaken a Year 2000 project to address the Company's readiness and exposure to Year 2000 issues. The Company has assessed its exposure to Year 2000 issues in terms of its products, internally used operating systems, software, and other technology, and third party vendors and suppliers.

                  While the Company believes that it has substantially identified and resolved all potential Year 2000 problems with any of the products that it develops and markets, it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's products have been identified or corrected because these products interact with other third party vendor systems not under the Company's control. It should be noted that the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem.

                  The Company has identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company will initiate communications with those suppliers and third party vendors to assess their readiness to handle Year 2000 problems. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event that it considers a third party vender to have material Year 2000 issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

                  The discussions of the Company's efforts relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the associated level of incremental costs could be adversely affected by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and other unanticipated problems. The failure to correct a material Year 2000 problem could result in an interruption of certain normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity and financial condition. Because of the general uncertainty inherent in the Year 2000 problem, the Company is unable at this time to determine those consequences.

PRODUCTS AND SERVICES

                  The Company markets, supports, distributes and sells GSM positioning and telematics technology systems and applications which enable users to determine the position of a cellular telephone or object, or to control remotely objects equipped with the necessary hardware and software components using the existing cellular networks. The Company, through its subsidiaries, markets the technology under the name the "CellPoint System". Objects that are typically assets for which the technology is useful include cars, trucks, boats, construction machinery and other assets possessing battery power. Telematics, or remote control of these objects, can include power on/off, remote control of door locks, fuel injection, vehicle lights and horn, and could also include temperature monitoring of cargo, engine RPM's and activation/deactivation of vehicle security systems. The primary applications are fleet management and vehicle tracking for security including positioning and tracking for recovery in the event of theft.

                  Positioning of cellular telephones is a relatively new development of the technology. Applications include resource and fleet management of mobile personnel and assets, location of a caller in the event of emergency and location-based information services, on demand, for a cellular phone user. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information services can include location-sensitive traffic reports, weather, and concierge information services (E-411) such as the location of the nearest hotel, restaurant or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of an elderly or mentally challenged person who may be lost or missing.

                  The CellPoint System is a valuable tool for fleet owners, i.e., shipping agencies, coach companies, taxi services, car rental agencies, delivery firms, railroad companies, etc., who want to manage their vehicles and assets more effectively. The communication and positioning system will help fleet owners to optimize routes and allocate resources. The product can also be used to monitor location, speed, rpm's, distance traveled, time at certain locations, fuel tank content and consumption of fuel. While the Company believes that the potential cost savings for fleet owners using the CellPoint System are significant, the Company has had only limited direct experience in the commercial use of these products.

                  Rental companies (e.g., of machinery, vehicles, equipment and containers) can use the CellPoint System for surveillance and allocation purposes. Additionally, they can use the remote control feature to shut off ignition and fuel, lock doors, etc., in case the customer misuses the equipment or does not return the vehicle. In case of theft, the vehicle can also be located and recovered. If necessary, a special homing beacon can be activated when a recovery team is close to a stolen vehicle to assist in the final tracking of the vehicle to the exact spot. Matrix has used this method in multi-level car parks and underground garages.

                  The hardware terminals used for these applications contain a GSM cellular module. These terminals are built to be installed in vehicles and withstand the harsh in-vehicle operating environment. Terminals have input-output devices for telematics functions. One version of the terminal also includes a global positioning module which is a satellite tracking technology that complements the GSM tracking technology. The Company's products also include proprietary software used in the positioning calculations.

                  The CellPoint System's terminals can also be programmed to activate by remote control when, for example, someone reports an item missing, presses a distress button, or when a conventional alarm is triggered. The CellPoint System can also be pre-programmed to indicate when a vehicle passes certain limits, e.g., being driven on board of a ferry or passing a country border. The remote configuration will allow the operator to position the asset, lock doors, make the lights flash, shut off fuel injection, etc.

                  The Federal Communications Commission ("FCC") in the United States adopted a ruling in June 1996 (Docket No. 94-102) that will require all cellular telephone carriers to provide location information on all 911 calls. By October 2001, carriers will be required to provide phone location information within 125 meters of accuracy, 67% of the time. Management of the Company believes that other countries will initiate such rulings in the future as well. Even without such a ruling, many cellular carriers are interested in providing value-added services incorporating cellular location such as the services available with the CellPoint System. On December 24, 1998, the FCC amended its ruling to consider terminal-based cellular positioning solutions in addition to network-based solutions (CC Docket NO. 94-102, Waivers for Handset-Based Approaches). The Company now believes that there are significant opportunities to implement its technology and commercial applications in the United States, and intends to establish offices in North America in calendar year 2000.

                  A wide assortment of standard cellular telephones support the CellPoint technology today. The Company believes that 60% - 70% or more of the GSM cellular phones sold in Europe this year will be compatible with the CellPoint technology.

SYSTEM COMPONENTS

                  CellPoint's technology is based on both cellular telephones and specially designed, compact GSM terminal units, which can easily be hidden in a vehicle, boat, container or elsewhere. The cellular telephone can be positioned in the same way as the purpose-designed terminals. The terminals communicate with the network operator over the GSM network which makes it possible to locate instantly the vehicle or asset through the existing GSM network. The telephone, or the vehicle or asset's position, is displayed graphically on a computerized map. Since the CellPoint System uses the existing GSM network, cellular telephones, vehicles and other assets can be located even if they are inside buildings, containers, urban canyons - places where there is normally GSM coverage but not necessarily GPS satellite coverage.

                  GSM technology provides for the integration of voice and data, allowing for a wide variety of new data services (without the use of a separate modem). Using the existing GSM mobile networks, the CellPoint System communication and positioning technology is the only commercially available system in the world known to the Company that can determine the position of an object using the unmodified GSM networks. The CellPoint System does not affect the voice-carrying capacity of the cellular telephone system. It is less expensive than circuit-switched and packet radio because it does not use the cellular voice channel for transmission. Implementation costs are lower because it does not require the extensive modification or build-out that packet and private radio require. Access for the end-user is via the Internet, via data connection or telephone.

                  The CellPoint System utilizes:

                  --  A standard GSM network

                  -- Proprietary server system, the CellPoint System, (hardware and software) interacting with the GSM cellular network operator's system, placed at the operator's site, at CellPoint's premises or third party premises

                  --  A GSM cellular phone or a CellPoint GSM terminal unit

                  --  Client Software

                  --  The Internet

                  The server consists of a number of computers that manage the traffic between the GSM network and the client software. It is designed to handle large quantities of messages used in complex applications. The CellPoint System manages the communication processes, including routing of messages, calculation of positions, database management and bi-directional message confirmation. Remote billing features are also integrated.

                  Client software is developed for the customer's needs and can be tailored to match most applications. Normally this software provides a graphical interface to display positions or to control or update the terminal's functions. Client software can be modified for single user environments over the Internet or for a full control center with multiple workstations. Connection to the CellPoint Server can be established through the Internet, dial-up or direct connection or via GSM.

                  This microprocessor-controlled terminal contains a GSM cellular module and has a number of inputs and outputs for customized uses. It consists of a GSM transmitter and receiver, a computer circuit board and a battery. The battery provides back up in case the regular power source is disconnected. The antenna is very small and does not need to be mounted visibly, in the open or at the exterior, so the units can be completely concealed and hidden in the asset or vehicle. The Company also has a more advanced version of the terminal, with a broader range of GSM functions and additional Global Positioning System ("GPS") satellite capability, making it more practical for extensive fleet management services.

BUSINESS STRATEGY AND COMMERCIAL APPLICATIONS

                  The Company's business strategy is to provide GSM positioning services in target markets around the world. The Company must begin with installing the CellPoint System at a GSM cellular network operator with the necessary software. The network operator will then "offer" the CellPoint System applications as part of a group of services offered to the end users of the cellular network.

                  Revenues can be earned through (i) percentage or fixed price participation in the revenue streams resulting from the new services offered by that the network operator, (ii) sale of tiered licenses to network operators, such as a fixed price for the first 50,000 users with increases for additions of 100,000, 500,000 and 1,000,000 users, (iii) usage revenues for service providers, based on transaction volumes such as usage of 5 positions per second scaled to hundreds of positions per second, (iv) sale of the CellPoint System to strategic partners where partners are licensed to operate the technology in a specified geographic area, and (v) advertising revenues for the internet web application which is the application from which consumers and companies access graphical positioning information of mobile telephones and terminals. To date, the Company is engaged in marketing each type of these revenue opportunities.

                  The Company's first commercial agreement was signed in April 1999 with Tele2, a GSM network operator in Sweden, for positioning services for GSM telephones. This is a significant contract in that it constitutes the first use of the technology outside of South Africa. The Company will receive revenue percentage participation based on a sliding scale, such that a higher percentage is received for the first few thousand users, and that percentage is reduced beyond higher volume users of the technology. Further, the Company will receive minimum monthly payments regardless of the number of users. Ongoing revenues will commence in October 1999 with Tele2's introduction of commercial services where the Company participates in new revenues generated from the technology and applications on an ongoing basis, both for start-up fees and monthly fees, for as long as the technology and applications are used.

                  A second agreement was signed in July 1999 with France Telecom Mobiles for technical and commercial evaluation in France. Further strategic alliances are in place to co- market new services internationally, such as with AU-System of Sweden for location-based information services for cellular telephones and with Matrix for deploying vehicle tracking and fleet management services with the Company's purpose-designed terminals. Additional strategic alliances being sought include distribution and marketing channels to sell the positioning and telematics services for GSM telephones and the proprietary hardware terminals to end-users. End-users can include companies wishing to track and protect their vehicle fleets for purposes of scheduling, dispatch, security and theft recovery. End-user individuals could be the owner or a car for purposes of location in the event of theft, for emergency SOS/E-911 services or location- based information services.

                  In addition to location services, the CellPoint System also supports telematics applications. An example of a standard telematics application is to remotely blink the vehicle's rear lights when law enforcement personnel close-in on the stolen vehicle. A control center, equipped with the necessary CellPoint client software and mapping application, can track a stolen vehicle and report on the vehicle's whereabouts. Law enforcement personnel can verify that they have located the exact vehicle in question when executing the remote control operation to blink the vehicle's rear lights. Today, there are over 20,000 purpose-designed GT terminals installed in South Africa where the technology has been in commercial operation for three years.
Recovery rates for stolen vehicles are greater than 90%.

                  The Company is in the process of negotiating additional contracts with network operators. The completion and implementation of any one of these contracts will be significant but there can be no assurance that such contracts will be completed.

RESEARCH AND DEVELOPMENT

                  The Company has spent approximately $50,000 on research and development activities in the current fiscal year, as compared to $325,000 spent on research and development in the previous fiscal year. In a development project for the development of an X.25 communications interface with SOS Alarm, Sweden's emergency dispatch organization, the costs for the development were shared between CellPoint Systems AB and SOS Alarm.

VALUE-ADDED MOBILE SERVICES

                  Operators of cellular phone networks have, in a short period of time, commanded the global market for mobile voice communication using their huge investments in the mobile networks, and the GSM operators are now moving to expand their revenue base and prevent churning of customers by offering VAMS (Value-Added Mobile Services). The companies demanding these new services are the cellular operators around the world.

                  The CellPoint technology fits very well into these operator demands. The CellPoint System and related applications offer the cellular network operators the opportunity to increase significantly their subscriber base, reduce churn and increase revenues by offering additional services, without the necessity for a large capital investment. The Company is not aware of any existing similar competing product commercially offered by any potential competitors at the date hereof and currently believes that it has a timing advantage before any competing system is ready for commercial introduction. There can be no assurance, however, as to the effect on the Company's business, of any competing system when such system becomes commercially feasible.

                  The CellPoint System technology does not require any modification of the mobile operator's existing basestation hardware or software, which means that these value-added services can be offered with very low initial investments and be implemented very quickly. The technology functions independently of the manufacturer of the infrastructure equipment or the provider of the cellular service, and works across a broad range of cellular handsets independent of manufacturer.

                  There can be no assurance that the CellPoint System will achieve a significant degree of market share, and that such acceptance, if achieved, will be sustained for any significant period or that life cycles of that technology will be sufficient (or substitute products available) to permit the Company to recover start-up and other associated costs.

COMPETITION

                  Although the Company believes that the CellPoint System is unique, there can be no assurances that other companies will not introduce similar or more advanced technologies. To date, there is no known product installed in the market that either performs positioning using the unmodified GSM network or has the extent of commercial experience in performing positioning using the GSM network. Today, the CellPoint technology is in use in South Africa where there are more than 20,000 users and the Company is currently implementing it in Sweden and France.

                  The Company knows of some companies that are working in the area of using the GSM networks for positioning. The Company is aware that its potential competitors are concentrating on the development of network-based systems, in contrast to the terminal-based solution implemented by the Company. As far as the Company knows, no other company has commercially implemented any terminal-based solution in the GSM world. The Company's technology can be accessed merely by installing the CellPoint System server in a cellular operator's network and registering the new users. By comparison, a network-based solution requires new hardware and software in the base stations, which takes considerable time and results in a significant cost to the network operator.

                  The main advantage of the network-based system is that once it is installed, every phone can be positioned, while in the terminal-based system, only the special terminals or the specific phones can be positioned. Only users of the positioning services would then pay for the services. There are also known privacy concerns associated with network-based services.

                  The main advantage of the terminal-based solution is that it works today, while the network-based systems are only in the development or testing phase. The CellPoint System can be implemented not only much faster than the network-based systems but also at a fraction of the cost for the network operator. Cellular operators have also identified the market for positioning services now and likely may not want to wait until another system is available.

                  Ericsson announced its network-based Mobile Positioning Center "MPC" System for positioning GSM telephones in November 1998. The MPC system has started testing in a small area in Sweden but Ericsson has indicated it would not be ready to deliver commercial services until the year 2001. Key differentiators of the MPC technology is that it works in Ericsson-only networks whereas the CellPoint technology is independent of GSM infrastructure supplier (it can work with Ericsson, Motorola, Nokia, Siemens, Alcatel, etc.). It is also understood that the MPC system is significantly more costly than the CellPoint System as it is an overlay system which means the operator must install hardware on every cellular tower/basestation in the network. This will take time and money. The CellPoint System requires no modification to the GSM operator's network as it is a terminal-based system rather than a network-based system. The user can also determine if they want to be positioned or not by selecting an option on their telephone.

                  Other companies using similar approach to Ericsson are True Position in the USA and Cambridge Positioning Systems in the UK. They are also overlay systems requiring special hardware add-ons in the GSM networks and it is understood by management that they have no commercial installation base today.

                  To the Company's knowledge, there is no other technology that is commercially deployed, or at a commercially-ready stage, nor does the Company know of any other terminal- based solutions under development, except for some planning by companies such as Snaptrack and SiRF to build GPS into hand-held telephones.

                  In the United States, the FCC has outlined guidelines for wireless E911 waivers for terminal-based approaches for the second phase of the FCC's E911 requirements. In the original ruling (Docket No. 94-102), a cellular caller's location must be identified within 125 meters 67% of the time. All existing and new cellular telephones would have to have the capability to be positioned by location technology by October 1 of Year 2001. In the new FCC rule waivers, the FCC has stated its willingness to consider issues and benefits of terminal-based technologies in its rulemaking due to possible advantages in cost and accuracy for a cellular service provider. This new ruling has made the Company's terminal-based technology a viable option to the network operators in the United States .

                  The path chosen by the major companies who are competitors or potential competitors of the Company - Ericsson, Motorola, Nokia, Alcatel, Sony, Panasonic and Siemens may factor significantly in market share available to the Company. These companies are eager and have more substantial resources than those of the Company. There are possibilities for the CellPoint technology to co-exist with other network-based solutions. In this example, a cellular operator could use the cost-effective CellPoint technology in urban areas, where the cellular basestations are most dense, and an Ericsson solution could be implemented for rural areas where overall costs and service offerings for the cellular operator would be optimized.

                  Even if companies commercialize competing systems, the Company believes it is positioned to achieve a significant market share. The Company is benefitting from increased interest in its technology as more information about the value and potential of positioning technology becomes public.

EMPLOYEES

                  The Company and its subsidiaries have 32 full-time employees and five part-time employees. The Company expects to expand its technical and marketing resources by hiring 14 additional full-time staff in the next six months. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be very good.

TRADEMARKS AND PATENTS

                  In January 1999, the Company applied for a trademark for The CellPoint System and logo. The Company has not applied for any patents for the CellPoint System.

                  The Company believes that the complexity involved in developing this technology offers considerable protection against similar developments. The technology has been under development for five years and is continually being refined and improved.


ITEM 2.           DESCRIPTION OF PROPERTY.

                  The Company occupies completely furnished facilities consisting of 3675 square feet of leased office space located at Sofielundsvagen 4, S-191 47 Sollentuna, Sweden. The Company occupies those facilities on a lease basis and pays the equivalent of $3,900 per month rent for those facilities. The facilities are leased until April 30, 2000 with an option to continue for an additional three years. The leased property is covered by a comprehensive insurance policy covering property, fire, theft, business interruption, liability, legal and litigation. Management believes the staff could increase by 50% before needing to move into larger premises. The Company also occupies completely furnished facilities consisting of 350 square feet of leased office space located at Satraangsvagen 88, S-18237 Danderyd, Sweden. Technor occupies those facilities on a month-to-month basis and pays the equivalent of $350.00 per month rent for those facilities.

                  The Company's South African subsidiary in Johannesburg occupies 4500 square feet of leased office space located at Ibhubezi House, Howick Close, Waterfall Park, Midrand, South Africa. The Company occupies those on a rent basis and pays the equivalent of $3,150 per month rent for those facilities. The lease held by Wasp SA expires in May of 2002. The leased property is covered by a comprehensive insurance policy covering fire, theft, business interruption, public liability, electronic equipment, office contents, and accident insurance for staff. Management believes the staff could increase by 100% before needing to move into larger premises.

ITEM 3.           LEGAL PROCEEDINGS.

                  There are no legal actions pending against the Company or either of its subsidiaries, nor are any such legal actions contemplated.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.




                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The Company's Common Stock commenced trading on the NASDAQ Electronic Bulletin Board on January 7, 1998. The Company's fiscal year ends on June 30 of each year. Set forth below are the high and low closing prices for the Company's Common Stock for each fiscal quarter since January 7, 1998:

                               COMMON STOCK PRICES


           Fiscal Quarter              High                 Low

             3rd Qtr 98                3.625               1.25
             4th Qtr 98                5.437               4.00
             1st Qtr 99                4.80                2.50
             2nd Qtr 99                6.375               2.75
             3rd Qtr 99                5.375               2.94
             4th Qtr 99                5.00                3.125
             1st Qtr 00               15.875               4.75
             (through
              September 22, 1999)



RECENT SALES OF UNREGISTERED SECURITIES

                  In March 1997, Technor sold 500,000 shares of its Common Stock at US $0.20 per share pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Company received gross proceeds of $100,000 from such offering. Three participants received shares as fees for services with the shares valued at $1.25 per share. AktieNytt Nu AB received 12,500 shares and KBTSKRF AB 17,500 shares as payment for services invoiced to Technor. Axon IT (a technical consulting company) received 30,000 shares (valued at $1.25 per share) as payment for consulting services.

                  In February 1998, the Company sold 715,000 shares of its Common Stock at US $1.25 per share, pursuant to Rule 504 of Regulation D under the Securities Act. The Company received gross proceeds of $893,750 from such offering.

                  In June 1998 the Company sold 775,000 shares of its Common Stock at US $4.00 per share, pursuant to Regulation S under the Securities Act. All such shares were sold to "non-U.S. Persons" as defined in Regulation S. The Company received gross proceeds of $3,100,000 from the offering. The Company paid a commission of 5% of the purchase price per share to Mats Jonnerhag, a director of the Company, and Borsinsikt A.B., a company in which Mr. Jonnerhag is a 66% stockholder. Mr. Jonnerhag and Borsinsikt placed a total of 260,000 shares, and together they received a total commission of US $52,000.

                  In August 1999, the Company completed a bridge financing in which it issued $2,000,000 of promissory notes and 180,000 common stock purchase warrants. The bridge notes bear interest at 12% per annum and mature in August 2000. Of the warrants issued, 100,000 warrants have an exercise price of $7.49 per share and 80,000 warrants have an exercise price of $8.04 per share. The bridge notes and warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

                       SUMMARY OF ISSUANCE OF COMMON STOCK


                                                    Number                 Share            Amount
           Date                                    of Shares               Price           Received
           ----                                    ---------               -----           --------

February 1997                                      3,500,000               0.001           $   3,500
March 1997                                           500,000               0.20              100,000
February 1998                                        715,000               1.25              893,750
June 1998                                            775,000               4.00            3,100,000
                                                  ----------                              ----------
Total shares sold                                 5,490,0009                              $4,097,250

May 1998
     Acquisition of 25% of
     Wasp                                          1,950,000               4.00
February 1999
     Acquisition of
     Technology                                    2,450,000*              4.00
February 1999
     Cooperation Agreement
     With Matrix                                     250,000               4.00
                                                  ----------
                  Total                            8,190,000


---------------
* Amended and Restated Option Agreement replaced May 1998 transactions, and the 2,450,000 shares includes the 1,950,000 shares previously issued in May 1998 in connection with the acquisition of 25% of Wasp.



ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.

GENERAL

                  Technor, and its subsidiaries, are development stage companies. The Company has limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of the Company will result in successful product commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

                  The report of the Company's independent accountants, BDO International AB, on the Company's financial statements for the fiscal years ended June 30, 1998 and 1999, include a statement that the Company is a development stage company, with no revenues, which has sustained losses from operations since inception. The auditors have stated that there is substantial doubt about the ability of the Company to continue as a going concern. Investors in the Company's shares should review carefully the report of BDO International AB. There can be no assurances that the Company will be able to continue as a going concern.

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

                  For purposes of the discussion contained herein, all information is reported on a consolidated basis for Technor and its wholly owned subsidiaries, CellPoint Systems AB and CellPoint Systems S.A. (Pty) Ltd.


BUSINESS STRATEGY

                  The Company's business strategy is to enable GSM positioning services in target markets around the world. Enabling the technology begins with installing the CellPoint System with a GSM Network Operator. Revenues can be through the sale of a tiered license to use the technology (based on number of customers and transaction rates) or through participation in new revenue streams created as a result of the new services that the network operator can offer. The technology supports GSM telephones as well as purpose-designed terminals for in-vehicle use.

                  The Company's first commercial agreement was signed in April with Tele2, a GSM network operator in Sweden for positioning services for GSM telephones. A second agreement was signed in July 1999 with France Telecom Mobiles for technical and commercial evaluation in France. Further strategic alliances are in place to co-market new services internationally, such as with AU-System for location-based information services for telephones and with Matrix Vehicle Tracking (Pty) Ltd. for deploying vehicle tracking and fleet management services with purpose-designed terminals. Additional strategic alliances being sought include distribution and marketing channels to sell the positioning and telematics services for GSM telephones and proprietary hardware terminals to end-users. End-users can include companies wishing to track and protect their vehicle fleets for purposes of scheduling, dispatch, security and theft recovery. End-user individuals could be the owner of a car for purposes of location in the event of theft, for emergency SOS/E-911 services or location-based information services.

                  In addition to location services, the technology also supports telematics applications. A standard telematics application is to remotely blink the vehicle's rear lights when law enforcement personnel close-in on the stolen vehicle. A control center, equipped with the necessary CellPoint client software and mapping application, can track a stolen vehicle and report on the vehicle's whereabouts. Law enforcement personnel can verify that they have located the exact vehicle in question when executing the remote control operation to blink the vehicle's rear lights.

FISCAL YEAR ENDED JUNE 30, 1999

                  For fiscal 1999, the Company had no revenues from commercial operations. The Company funded its operations out of proceeds from equity offerings. For fiscal 1999, the Company incurred a net loss of $2,969,751.

                  The remaining $120,000 stock subscription outstanding at June 30, 1998 was paid in November 1998 and in March 1999 such that at June 30, 1999, there was a zero balance.

                  The average cash outflow per month between July 1998 and June 1999 was approximately $154,000, consisting of salaries and personnel costs (approximately $78,000), rent and other facilities (approximately $5,000), marketing and selling expenses (approximately $19,500), professional services (approximately $39,000), insurance $2,500, computers and equipment $10,000.

FISCAL YEAR ENDED JUNE 30, 1998

                  The Company commenced operations in February 1997. The Company had no commercial revenues during fiscal 1998 and has relied solely upon proceeds from the sale of its securities to fund its operations.

                  In March 1997, Technor sold 500,000 shares of its Common Stock at US$0.20 per share pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Company received gross proceeds of $100,000 from such offering. During the period from the commencement of operations until June 1997, the end of the Company's first fiscal year, the Company spent approximately $40,100. This amount was spent for general and administrative purposes, including the costs of setting up offices.

                  For the Company's fiscal year ended June 30, 1998, the Company did not have any revenues from commercial operations. In February 1998, the Company sold 715,000 shares of its Common Stock at US$1.25 per share, pursuant to Rule 504 of Regulation D under the Securities Act. The Company received gross proceeds of $893,750 from such offering. In June 1998, the Company sold 775,000 shares of its Common Stock at US $4.00 per share, pursuant to Regulation S under the Securities Act. All such shares were sold to "non-U.S. Persons" as defined in Regulation S. The Company received gross proceeds of $3,100,000 from such offering.

                  The Company incurred a loss of $812,571 for its 1998 fiscal year. For that period, selling, general and administrative expenses were $513,652, professional fees were $315,431, and depreciation expense was $6,725. The Company also realized a net gain of $23,237 for financial items, consisting mainly of exchange rate differences during the financing together with interest on capital. Labor costs for fiscal 1998 were $196,300 as the Company grew from two to seven employees. The Company purchased computer equipment for $110,000 and technology inventory for $80,000.

                  In fiscal 1998, the Company issued 1,950,000 shares of its Common Stock to Wasp and its stockholders and paid the Wasp shareholders $500,000 cash. This transaction has since been replaced by the Amended and Restated Option Agreement.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company will require additional capital by the end of calendar 1999 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Company. The Company may be required to raise substantial funds. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. Assuming no revenues and slowly increased spending, the Company would need a cash injection as early as the fourth calendar quarter of 1999 to sustain operations. Management is expecting revenues from the Swedish operations to commence during fiscal 2000, but there can be no assurance as to when such operations will provide adequate cash to sustain the Company's operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during fiscal 2000, the Company will need to raise further capital.

                  The Company, through CellPoint Systems AB, entered into an agreement in April 1999 to provide its technology and related services to a GSM operator in Sweden, Tele2. Tele2 is scheduled to launch commercial services in October 1999, and CellPoint will receive a percentage of the revenue stream created through the new positioning technology services offering. Those revenue streams are a percentage of fees that Tele2 will collect and include a monthly minimum payment requirement.

                  In July 1999, the Company entered into an agreement with France Telecom Mobiles to provide it's technology and related services in France. Revenues will commence during this evaluation project and significant revenue is expected by management upon completion of the evaluation project.

                  The Company has additional commercial business pending at the time of writing. Significant revenue would be realized from the closing of these business situations. The immediate revenue does not accommodate the Company's current growth and expense projections and additional funding is being sought. The current cash reserves are believed to be sufficient to cover the Company's current operating costs into the second calendar quarter of 2000.

FISCAL YEAR ENDED JUNE 30, 1999

                  At June 30, 1999, the end of the fiscal year of 1999, the Company had $236,193 in current assets. Cash and cash equivalents amounted of $180,073. The decrease in cash and cash equivalents from June 30, 1998 is attributable to ongoing operations of the Company.

                  During fiscal 1999, current assets decreased by $7,036,544 mostly as a result of the reclassification of the agreements with Wasp and Novel during the period where a majority of current assets were reclassified as long-term assets. This includes $5,400,000 relative to the exercise of the option to purchase CellPoint Systems S.A. (Pty) Ltd. Current liabilities decreased from $919,495 at June 30, 1998 to $595,643 at June 30, 1999.

                  The Company's stockholders' equity was $11,160,899 at June 30, 1999, including an accumulated deficit of $3,806,343.

FISCAL YEAR ENDED JUNE 30, 1998

                  At June 30, 1998, the Company had $7,272,737 in current assets. Cash and cash equivalents amounted to $764,603. The Company also had $2,346,667 in subscription receivable from its Regulation S offering, which subscriptions of $2,226,667 were subsequently paid during the first fiscal quarter of 1999. The Company also had indebtedness to an employee of $151,554, and owed $250,000 to the shareholders of Wasp in connection with the acquisition of the license from Wasp.

                  The Company's stockholders' equity was $10,713,334 at the end of fiscal 1998, including an accumulated deficit of $836,592.

RECENT EVENTS

                  TECHNOLOGY ACQUISITION. Effective February 28, 1999, Technor and Wasp International (Pty) Ltd. amended and restated their previous agreements and the Company completed a new agreement for the acquisition of the GSM Positioning Technology from Novel. This transaction resulted in acquisition of the intellectual property rights to the technology from Novel. In the 1999 transaction: (i) Technor acquired from Novel the intellectual property rights to the GSM technology for all territories outside of sub-Saharan Africa, (ii) Technor purchased 100% of Wasp, the business of which consists only of a development team and tools used in the development of proprietary GSM positioning and telematics technologies, and (iii) Technor acquired 10% of Wasp SA, which is the South African corporation with rights to the GSM technology in sub-Saharan Africa. Wasp has subsequently been renamed as CellPoint Systems S.A. (Pty) Ltd. ("CellPoint SA"). CellPoint SA consists of a technical development team and tools, which functions to enhance the Company's ability to quickly deploy and enable the technology worldwide.

                  COMMERCIAL AGREEMENTS. On April 23, 1999, the Company signed an agreement with Tele2 in Sweden for implementation of services built on the Company's CellPoint GSM positioning technology. The first services are targeted for transport companies, service and sales organizations, with further services on the way. Tele2 is scheduled to launch commercial operations in October 1999.

                  On July 28, 1999, the Company signed an agreement with France Telecom Mobiles for an evaluation project of the Company's CellPoint GSM positioning technology. The CellPoint System has been installed and undergoing technical testing since April 1999. A commercial testing phase commenced in September 1999.

                  ADDITIONAL FINANCING. On July 27, 1999, the Company signed two letters of intent with Madison Securities, Inc. of Chicago Illinois for the raising of additional capital through a bridge financing of $2,000,000 and a private placement of up to $8,000,000 of equity. On August 31, 1999, the bridge financing of $2,000,000 of 12% promissory notes was completed. In connection with such bridge financing, the Company issued an aggregate of 180,000 common stock purchase warrants; 100,000 of which have an exercise price of $7.49 per share and 80,000 of which have an exercise of $8.04 per share. It is currently anticipated that the private placement of equity will be completed before the end of calendar 1999, and the proceeds of such financing will be used to refinance the bridge notes. There can be no assurance that the private placement will be completed in that time period. The Company believes these additional funds will enable it to grow rapidly and expand its staff and resources.

YEAR 2000 ISSUES

                  The services of the CellPoint technology are based primarily on technology developed by the South African company Wasp International (Pty) Ltd. Wasp, the original developers of the technology, issued a Year 2000 compliance statement to the Company wherein it confirmed that all software and hardware is millennium compliant.

                  The CellPoint services to be offered to Swedish customers initially will be contingent upon the supply of communications services and basestation data from the Swedish telecommunications operator Tele2. Tele2 has issued a Year 2000 compliance statement to the Company wherein it is confirmed that most of Tele2's systems are currently millennium compliant. A limited number of Tele2's systems are not currently millennium compliant, but these systems are scheduled to be millennium compliant by the end of 1999. The Company has no reason to question the correctness of Tele2's statement or the reasonability of Tele2's time schedule.

                  Any new supplier of vital goods and services to the Company and subsidiaries will be requested to submit a millennium compliance statement before the Company accepts the supplier as a supplier of goods and services to the Company.

                  During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Company is aware of the potential Year 2000 problem, and has undertaken a Year 2000 project to address the Company's readiness and exposure to Year 2000 issues. The Year 2000 project addresses the Company's products; internally used operating systems, software, and other technology; and third party vendors and suppliers. Each of these areas is discussed below.

                  The Company believes that it has substantially identified and resolved all potential Year 2000 problems with any of the products that it develops and markets. In order to confirm its belief, the Company has implemented an ongoing program to test its products for Year 2000 issues. The Company believes that if any Year 2000 issues are identified, the Company will be able to correct the problem with a minimal cost or time investment. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's products have been identified or corrected due to the fact that these products interact with other third party vendor systems not under the Company's control (see below). In addition, the Company's evaluation is based on a limited number of actual customer installations.

                  The Company has conducted a process to identify all internally used operating systems, software, and other technology that may be impacted by the Year 2000 problem. This process is now substantially complete. For the internally used operating systems, software, and technology the Company has identified as material, the Company is assessing the Year 2000 exposure through testing and vendor inquiry. Material operating systems, software, and other technology deemed to be adversely affected by the Year 2000 problem will be upgraded or replaced. The Company currently estimates the range of costs to upgrade or replace systems it believes may be impacted by Y2K issues to be from $50,000 to $150,000. In addition to operating systems, software, and other technology, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem.

                  The Company has identified major suppliers and other third party vendors integral to the operations of the Company's business. The Company will initiate communications with those suppliers and third party vendors to assess their readiness to deal with Year 2000 problems. As part of the Year 2000 project, the Company will identify alternative providers of products and services deemed material to the Company's operations. However, the Company has no control over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event a third party vender is materially impacted by Y2K issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

                  The discussions of the Company's efforts relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the associated level of incremental costs could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and other unanticipated problems. The failure to correct a material Year 2000 problem could result in an interruption of certain normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, the Company is unable at this time to determine those consequences. The Company believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced or eliminated.


ITEM 7.           FINANCIAL STATEMENTS.

                  The financial statements for the Company's fiscal year ended June 30, 1999 are attached to this Annual Report commencing at page F-1.


                           TECHNOR INTERNATIONAL, INC.
                   CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
                FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998



Report of Independent Accountants...............................................................................F-2

Consolidated Balance Sheets as of June 30, 1999 and 1998........................................................F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 1999 and 1998 and for the period from February 28, 1997 (Inception) through June 30, 1999.....................F-5

Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1999
       1998 and for the period from February 28, 1997 (Inception) through June 30, 1999.........................F-6

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999 and 1998 and for the period from February 28, 1997 (Inception) through
       June 30, 1999............................................................................................F-7





Notes to the Consolidated Financial
Statements......................................................................................................F-8



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  From the Company's inception through the fall of 1997, the Company's auditors were Kelly & Company, of Newport Beach, California. By mutual agreement, the Company and Kelly & Company terminated their professional relationship in fall of 1997. The report of Kelly & Company on the Company's financial statements from inception (February 1997) through June 30, 1997 included a statement that the Company was a development stage Company, with no revenues, which has sustained losses from operations since inception. Kelly & Company stated that there was substantial doubt about the Company's ability to continue as a going concern. The Company did not disagree with such statements at that time. The decision to terminate the Company's professional relationship with Kelly & Co. was approved by the Board of Directors of the Company.

                  The Company's auditors from the fall of 1997 through January 27, 1999 were Ohrlings Coopers & Lybrand of Sweden. By mutual agreement, the Company and Ohrlings Coopers & Lybrand terminated their professional relationship in January 1999. Such decision was approved by the Board of Directors of the Company. The report of Ohrlings Coopers & Lybrand on the Company's financial statements for the fiscal year ended June 30, 1998 included a statement that the Company was a development stage company, with no revenues, which has sustained losses from operations since inception. Ohrlings Coopers & Lybrand stated that there was substantial doubt about the ability of the Company to continue as a going concern. See "Description of Business -- Risk Factors." The Company did not disagree with such statements at that time.

                  As of January 1999, the Company's auditors are BDO International AB of Stockholm, Sweden. BDO International AB has audited the Company's financial statements for the fiscal years ended June 30, 1999 and June 30, 1998. The report of BDO International AB includes a statement that there is substantial doubt about the ability of the Company to continue as a going concern. The Company does not disagree with such statement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  HADAR CARS, 35, recently joined the Company as Managing Director of CellPoint Systems. He has 10 years experience in international telecommunications marketing, sales and general management within the Ericsson Group. He has conducted business globally (in Europe, Asia and Latin America) mainly in the cellular systems business area, and also headed up the fixed network department of Ericsson in Japan. His latest assignment at Ericsson was to establish the department for UMTS (third generation wireless system -- successor of GSM) marketing and sales towards new "Greenfield" operators. His knowledge of the industry combined with his business experience, sales skills and drive have translated in to major new business for Ericsson. He is a strong team-leader with the ability to inspire people from different cultural and ethnic backgrounds to work together to achieve common goals.

                  Mr. Cars also has experience as an investment analyst with a private equity house in Stockholm. He holds a Master of Science in Mechanical Engineering from the Royal Institute of Technology in Sweden and a Master of Business Administration from INSEAD in France.

                  LYNN DUPLESSIS, 39, has been Corporate Vice President and Secretary, Treasurer and director of the Company since its formation. She has 18 years of experience in the information technology field. Ms. Duplessis has been employed by Minerva Technology Inc, Vancouver, British Columbia, (1996), director of industry solutions with The Capstan Group, Vancouver, British Columbia, (1992-1993), and was employed in marketing, management and systems engineering by IBM Canada Ltd., Vancouver, British Columbia and Toronto, Ontario, Canada (1981-1992). She is also a director of CellPoint SA, a wholly-owned subsidiary of the Company, and a director of CellPoint Systems AB. Ms. Duplessis is married to Peter Henricsson, a director and the President of the Company.

                  PETER HENRICSSON, 47, has been President, Chief Executive Officer, and director of the Company since its formation. He has over 20 years of experience in executive management, international marketing, venture capital, consulting and financing, with both multinational corporations and emerging companies. Mr. Henricsson has been President of Iform Sverige AB of Sweden, (1996-1997), owner of HIM Inc. (Henricsson International Marketing), Vancouver, British Columbia, (1991-1996), senior vice president with Allied Environmental, Vancouver, British Columbia, (1986-1991), and manager at Atlas Copco MCT AB, Stockholm, Sweden, Hong Kong and Indonesia (1980-1986). He is also a director of CellPoint SA, a wholly-owned subsidiary of the Company, and Chairman of the Board and a director of CellPoint Systems AB. Mr. Henricsson is married to Lynn Duplessis, a director and Secretary and Treasurer of the Company.

                  MATS JONNERHAG, 45, was recently elected director of the Company. Mr. Jonnerhag is the founder and majority owner of Borsinsikt AB. He founded Borsinsikt in 1982 and has more than 20 years of experience with the Swedish stock market. Borsinsikt publishes a weekly stock market newsletter. Subsidiary operations include Borsinsikt Broker, which is a brokerage company, and Borsinsikt BorsData AB, which markets analysis software developed in-house and other research products.

                  BENGT NORDSTROM, 42, was the Chief Technology Officer and Executive Director of SmarTone Telecommunications Ltd., a cellular network operator in Hong Kong, until January 1999. He is now the President and Senior Partner of Northstream AB of Sweden, a GSM consulting company specializing in data over GSM. Mr. Nordstrom is a member of the Executive Committee of the GSM MoU association which represents the interests of 369 GSM and satellite network operators around the world. He was with SmarTone from 1993 to 1998, and was previously with Comviq GSM AB from 1989 - 1993 and with Ericsson Telecom AB from 1983 - 1989.

                  GUY REDFORD, 45, has been a director of the Company since June 1998. He is co-founder of Wasp International (Pty) Ltd. of South Africa. He was Managing Director of Wasp since 1993 and was the Managing Director of CellPoint Systems AB of Sweden until June 23, 1999. He is also a director of CellPoint Systems AB and CellPoint SA, wholly-owned subsidiaries of the Company. Wasp developed the CellPoint GSM positioning technology and specialized in wireless application technology products. The Wasp company was acquired by Technor in May, 1999 along with a staff possessing core skills and expertise in GSM communication, electronic design and development and interactive communication technologies.

                  ALBERT VAN URK, 32, is co-founder of Wasp International
(Pty) Ltd. of South Africa and is a Director of Technor International Inc. and a director and Vice President of Technology for CellPoint Systems AB. He is also a director of CellPoint Systems AB and CellPoint SA, wholly-owned subsidiaries of the Company. He had been the Director of Research and Development of Wasp International from 1993 to 1999. He led the development of the CellPoint GSM positioning technology and is responsible for all research and development activities for all aspects of the GSM technology. He continues to be the leader in directing enhancements and further development of the technology.

                  KJELL WALLMAN, 66, had been a partner with Mannheimer Swartling Advokatbyra since 1990 and retired in January 1999. He continues to consult to Mannheimer on corporate law matters. He was also a partner with Carl Swartling Advokatbyra from 1974-1990, and a partner with Weltter & Swartling Advokatbyra from 1968-1974. He is also a member of the Board in a number of other Swedish companies.

                  BJORN WALTRE, 53, is the Chief Financial Officer for Technor International Inc. Until 1999 he was partner and senior consultant with the Management Consulting firm Nordic Adviser Group with activities in Sweden, Finland and the Baltics. He was previously Director of Finance and Administration with companies such as with Pleiad Real Estate, Stockholm, with real estate assets in eight countries in Europe as well as with Nordic Investment Bank in Helsinki and Swedish Match in Nyon, Switzerland.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. The Company's directors and officers inadvertently filed their Initial Statements of Beneficial Ownership of Securities on Form 3 more than ten days after the Company first became subject to the reporting requirements of the Securities Exchange Act of 1934.


ITEM 10.          EXECUTIVE COMPENSATION.

                  The following table shows compensation for services rendered to the Company during the fiscal years ended June 30, 1999, 1998 and 1997, respectively, by the Chief Executive Officer. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during the fiscal years ended June 30, 1999, 1998 and 1997. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for the Chief Executive Officer is included in the table. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.


                           SUMMARY COMPENSATION TABLE


                                            Annual Compensation         Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------
                                                                                 Awards              Payouts
                                                                        -----------------------------------------
    Name and       Fiscal     Salary ($)      Bonus         Other       Restricted     Securities       LTIP       All Other
    Principal       Year                       ($)          Annual        Stock        Underlying      Payouts      Compen-
    Position                                               Compen-       Award(s)       Options/         ($)        sation
                                                            sation         ($)          SARs(1)                       ($)
                                                              ($)                         (#)

Peter Henricsson,   1999       $71,000         -0-           -0-           -0-            -0-            -0-          -0-
President and CEO   1998       $35,500         -0-           -0-           -0-       75,000/0            -0-          -0-
                    1997           -0-         -0-           -0-           -0-            -0-            -0-          -0-
------------------------------------------------------------------------------------------------------------------------------


The Company has no set bonus policy. Bonuses may be awarded by the independent directors of the Board. There is no bonus plan currently under discussion or in place with the Company. The board has established a salary review committee consisting of two independent directors and the Chairman of the board, plus an alternate director where the Chairman's compensation is concerned. This salary review committee will review salaries for all staff. The directors of the company do not receive salaries for being directors but do have options in the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            The Company's capital structure consists of 22,000,000 authorized shares of Common Stock, of which 7,440,000 shares were issued and outstanding as of September 10, 1999 and 3,000,000 shares of Preferred Stock, none of which is outstanding. The Company has an obligation to issue an additional 750,000 shares of Common Stock pursuant to it agreement with Novel Electronic Systems & Technologies in connection with the acquisition of the CellPoint technology and Matrix Vehicle Tracking (Pty) Ltd. in connection with a cooperation agreement. The Company believes there are approximately 600 beneficial owners of its Common Stock. Each share of Common Stock is entitled to one vote per share.

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 10, 1999, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.


          Name and Address of
         Beneficial Owners and                  Shares of Common Stock                 Percent of Common Stock
        Directors and Officers                    Beneficially Owned                      Beneficially Owned
        ----------------------                  ----------------------                 -----------------------

-----------------------------------------------------------------------------------------------------------------------
5% BENEFICIAL OWNERS

Novel Electronic Systems &
  Technologies                                     1,950,000(a)                                     26.2%
c/o Bank Ippa & Associates
15 Boulevard de la Foire
L-1528 Luxembourg
-----------------------------------------------------------------------------------------------------------------------
Novel Electronic Systems &                           500,000(b)                                      5.8%
Technologies
5 Duke of Edinburgh Ave
Port Louis, Mauritius

DIRECTORS AND EXECUTIVE OFFICERS

Lynn Duplessis                                     2,150,000(c)                                     28.3%
Saatrangsvagen 88
S-182 37
Danderyd, Sweden
-----------------------------------------------------------------------------------------------------------------------
Peter Henricsson                                   2,150,000(d)                                     28.3%
Saatrangsvagen 88
S-182 37
Danderyd, Sweden
-----------------------------------------------------------------------------------------------------------------------




          Name and Address of
         Beneficial Owners and                  Shares of Common Stock                 Percent of Common Stock
        Directors and Officers                    Beneficially Owned                      Beneficially Owned
        ----------------------                  ----------------------                 -----------------------

Mats Jonnerhag                                        25,390(e)                                      *
Borslnsikt AB
Box 6044
S-192 06 Sollentuna
Sweden
-----------------------------------------------------------------------------------------------------------------------
Bengt Nordstrom                                       35,000(f)                                      *
Northstream AB
Sjoangsvagen 7
S-19172 Sollentuna
Sweden
-----------------------------------------------------------------------------------------------------------------------
Guy Redford                                           75,000(g)                                      *
P.O. Box 1995
Rivonia, 2128
South Africa
-----------------------------------------------------------------------------------------------------------------------
Albert van Urk                                        75,000(h)                                      *
20 Van Rooy Street
Potchefstroom
South Africa
-----------------------------------------------------------------------------------------------------------------------
Kjell Wallman                                         35,000(i)                                      *
Brahegatan 39
S-114 37 Stockholm
Sweden
-----------------------------------------------------------------------------------------------------------------------
Hadar Cars                                                 0(j)                                        0
Vitsippsvagen 3
122 36 Saltsjobaden
Sweden
-----------------------------------------------------------------------------------------------------------------------
Bjorn Waltre                                               0(k)                                        0
Kassmans vag 8
S-182 38 Danderyd
Sweden
-----------------------------------------------------------------------------------------------------------------------
Officers and Directors as a Group                    2,395,390                                      30.6%
 (9 persons)
-----------------------------------------------------------------------------------------------------------------------


*    Less than 1%.

(a)  Nominee for Novel Electronics Systems & Technologies.

(b) The Company has an obligation to issue 500,000 shares pursuant to the Company's agreement with Novel Electronic Systems & Technologies, in connection with the Company's acquisition of the CellPoint technology. Excludes 75,000 shares which the Company is obligated to issue to Novel pursuant to the February 1999 agreements if, for the twenty trading days immediately prior to September 30, 1999, the average trading price of the Company's Common Stock is less than $16.00 per share.

(c) Includes: (1) options to acquire 75,000 shares, all of which are currently exercisable, (2) 1,500,000 shares owned by Peter Henricsson, Ms. Duplessis' husband, and (3) options to acquire 75,000 shares issued to Mr. Henricsson, all of which are currently exercisable.

(d) Includes: (1) options to acquire 75,000 shares, all of which are currently exercisable, (2) 500,000 shares owned by Lynn Duplessis, Mr. Henricsson's wife; and (3) options to acquire 75,000 shares issued to Ms. Duplessis, all of which are currently exercisable.

(e) Includes (1)16,500 shares held by BorsInsikt AB, of which Mr. Jonnerhag is a 66% stockholder (owning 10,890 shares), and (2) options to acquire 25,000 shares of which 8,500 are currently exercisable.

(f) Mr. Nordstrom has options to acquire 50,000 shares, of which 35,000 are currently exercisable.

(g) Mr. Redford has options to acquire 75,000 shares, all of which are currently exercisable.

(h) Mr. van Urk has options to acquire 75,000 shares, all of which are currently exercisable.

(i) Mr. Wallman has options to acquire 25,000 shares, all of which are currently exercisable.

(j) Includes options to acquire 100,000 shares, none of which is currently exercisable.

(k) Includes options to acquire 25,000 shares, none of which is currently exercisable.


STOCK INCENTIVE PLAN

                  The Board of Directors of the Company has adopted a stock incentive plan (the "Plan"). Pursuant to the provisions of the Plan, 1,000,000 shares of the Company's Common Stock are reserved for issuance upon exercise of options. The Plan is designed to retain qualified and competent officers, employees, and directors of the Company.

                  The Company's Board of Directors, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Plan on such terms and at such prices as determined by the Company's Board of Directors. The exercise price will not be lower than the closing price on the date the options are issued, or if such prices are not available, at the fair market value as determined by the Board of Directors. Options granted under the Plan will be exercisable after the period specified in the option agreement. Options granted under the Plan will not be exercisable after the expiration of ten years from the date of grant. The Plan will also authorize the Company to make loans to optionees to enable them to exercise their options. At present, all 1,000,000 options available under the Plan have been granted, though none has been exercised. The Company's Board of Directors has approved an increase in the number of options available to be granted under the Plan in order to be able to attract qualified personnel; such increase in the number of available shares is subject to the approval of the Company's stockholders at the next annual meeting of stockholders.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants


          Name             Number of Securities            Percent of Total           Exercise or      Expiration Date
                                Underlying             Options/SARs Granted to         Base Price
                               Options/SARs            Employees in Fiscal Year          ($/Sh)
                                (1) Granted
                                    (#)
------------------------------------------------------------------------------------------------------------------------
Peter Henricsson,                 0/0(2)                    0%                              --
President and Chief
Executive Officer
------------------------------------------------------------------------------------------------------------------------


(1)  To date, the Company has issued no SARs.

(2) No options were granted to Mr. Henricsson in fiscal 1999; 75,000 options, with an exercise price of $2.75 per share, were granted to Mr. Henricsson in fiscal 1998. Of such options, 25,000 options became exercisable on September 25, 1998, 25,000 options became exercisable on March 25, 1999, and 25,000 options became exercisable on September 25, 1999.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Since the formation of the Company, Peter Henricsson and Lynn Duplessis, directors and executive officers of the Company, have made interest-free loans to the Company to fund its cash needs. During the fiscal year ended June 30, 1997, Mr. Henricsson and Ms. Duplessis paid all of the Company's operating expenses in the amount of $40,100. During the Company's fiscal year ended June 30, 1998, they continued to finance Company operations, by extending loans which ranged from a low of $40,000 to a maximum of $180,000 outstanding at any one time. A portion of these loans was also used to fund the initial payment made to Wasp in connection with the License Agreement. At June 30, 1998, the outstanding amount of the indebtedness of the Company to Mr. Henricsson and Ms. Duplessis was $150,000. The Company repays portions of these loans as and when it has sufficient excess cash to do so. At no time, has interest been charged on the outstanding loans. The above loans were repaid in full in November 1998.

                  In addition, Henricsson and Duplessis have loaned the Company an aggregate of $300,000 in June and July 1999. Interest of 5% will be charged on the outstanding balance of this loan.

                  Upon the organization of the Company in 1997, Mr. Henricsson and Ms. Duplessis invested $1,500 and $500, respectively, in consideration of which, the Company issued to them 1,500,000 shares and 500,000 shares of Common Stock, respectively. These investments were made when the Company had no assets and no operations.

                  In connection with the Company's offering of Common Stock at US $4.00 per share pursuant to Regulation S under the Securities Act, the Company paid a commission of 5% of the purchase price per share to Mats Jonnerhag, a director of the Company, and Borsinsikt

A.B., a company in which Jonnerhag is a 66% stockholder. Mr. Jonnerhag and Borsinsikt placed a total of 260,000 shares, and together they received a total commission of US$52,000.

                  Effective February 1999, the Company amended and restated its agreements with Wasp International and Novel in connection with the Company's acquisition of the CellPoint System technology. The Company had issued, in May 1998, 1,950,000 shares of the Company's Common Stock as part of the consideration for the license for the technology, and the option to acquire the technology, originally granted to the Company in May
1998. Such shares were applied to the consideration payable to Novel for the acquisition of the technology by the Company when such agreements were amended and restated effective as of February 1999. In addition, as part of the February 1999 agreements, the Company is obligated to issue to Novel an additional 75,000 shares of Common Stock if, for the twenty trading days immediately prior to September 30, 1999, the average trading price of the Company's Common Stock is less than $16.00 per share. If the market value of the foregoing 75,000 shares is less than $750,000 on December 31, 1999, the Company is further obligated to pay to Novel an amount equal to the difference between the market value of such shares and $750,000. See
Item 1, "Description of Business".

                  As part of the February 1999 transaction, the Company acquired 10% of the outstanding equity of Wasp SA. Two of the directors of the Company, Mr. Redford and Mr. van Urk, are also directors and shareholders of Wasp SA. From time to time, the Company may purchase from Wasp SA certain hardware for the implementation of the CellPoint System. To date, the amounts paid to Wasp SA for such hardware have not been material. The Company believes that its equipment purchases from Wasp SA have been and will continue to be on terms comparable to those available to unaffiliated third parties.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM  8-K.

                  (a) EXHIBITS. The documents required to be filed and as listed on the Index to Exhibits below follow immediately after the signatures below.


Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1            Articles of Incorporation*

3.2            By-Laws*

10.5           Stock Incentive Plan*

10.6           Agreement between Matrix Vehicle Tracking (Pty) Ltd. and
               Technor International Inc., dated May 11, 1999 **

10.7           Amended and Restated Option Agreement, dated May 13, 1999*

10.8           Sale of Technology Agreement between Novel Electronic
               Systems & Technologies and Technor International Inc., dated
               May 13, 1999 **

10.9           Share Sale Agreement, dated May 13, 1999, between Gerrit van
               Urk, Albert van Urk, Guy Redford and Technor International,
               Inc.**

10.10          Memorandum of Understanding between AU-System and CellPoint
               Systems AB, dated Feb. 17, 1999*

10.11          Limited Sale of Business, dated as of March 1, 1999, between
               Wasp International (Pty) Limited and Wasp S.A. (Pty) Limited **

10.12          Project Agreement, dated April 23, 1999, between Tele2 and
               CellPoint Systems AB **





10.13          Contract, dated August 1999, between France Telecom and
               CellPoint Systems AB**

10.14          Employment Agreement, dated as of June 1, 1999, between Technor
               International, Inc. and Peter Henricsson**

10.15          Employment Agreement, dated as of June 1, 1999, between Technor
               International, Inc. and Lynn Duplessis**

10.16          Employment Agreement, dated as of August 1, 1999, between
               CellPoint Systems AB and Hadar Cars**

10.17          Employment Agreement, dated as of July 31, 1998, between Wasp
               International (Pty) Ltd. and Albert van Urk**

27             Financial Data Schedule


----------------

                  * Incorporated by reference to the Company's filing on Form 10-SB, filed with the Securities and Exchange Commission on December 23, 1998.


                  ** Incorporated by reference to the Company's filing on Form 10-SB/A-1, filed with the Securities and Exchange Commission on September 16, 1999.

                  (b)      REPORTS ON FORM 8-K.

                  None.

                           TECHNOR INTERNATIONAL, INC.
                   CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
                FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

Report of Independent Accountants...............................................................................F-2

Consolidated Balance Sheets as of June 30, 1999 and 1998........................................................F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 1999 and 1998 and for the period from February 28, 1997 (Inception) through June 30, 1999 ..................................F-5

Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1999, 1998 and 1997 ........F-6

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999 and 1998 and for the period from February 28, 1997 (Inception) through June 30, 1999 ..................................F-7

Notes to the Consolidated Financial Statements..................................................................F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Technor International, Inc.,

We have audited the accompanying consolidated balance sheet of Technor International Inc. and subsidiaries, a development stage company ("the Company"), as of June 30, 1999 and 1998 the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998 and for the period from February 28, 1997 (Inception) through June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technor International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and for the period from February 28, 1997 (Inception) through June 30, 1999 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company is a development stage company with no revenues and has sustained losses from operations since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO International AB


BDO International AB
Sollentuna, Sweden
September 9, 1999

                   TECHNOR INTERNATIONAL INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                (Amounts in USD)

                                                                  June 30,       June 30,
                                                                   1998            1999
                                                                  --------       -------
ASSETS

Current assets:
Cash and cash equivalents                                        $  764,603      $180,073
Stock subscriptions receivable                                    2,346,667            --
Option for shares in Wasp                                         4,050,000            --
Prepaid expenses                                                     40,653        19,597
Other receivables                                                    70,814        20,533
Other assets                                                             --        15,990
                                                                  ---------       -------
TOTAL CURRENT ASSETS                                              7,272,737       236,193
                                                                  ---------       -------

Long-term assets:

Investment in affiliates                                         4,250,000        500,000
Purchased technology, net of amortization of $483,336                   --      9,666,664
Matrix franchising concept, net of amortization of $111,112             --        888,888
Employment contracts, net of amortization of $68,333                    --        354,657
Furniture and equipment, net of depreciation of $6,860 and
$46,142 respectively                                               110,092        110,140
                                                              ------------    -----------
TOTAL LONG-TERM ASSETS                                           4,360,092     11,520,349
                                                              ------------    -----------
TOTAL ASSETS                                                  $ 11,632,829   $ 11,756,542
                                                              ------------   ------------
                                                              ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   TECHNOR INTERNATIONAL INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                (Amounts in USD)






       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,     June 30,
                                                                             1998         1999
       Current liabilities:
       Accrued expenses and other current liabilities                      $270,901      $210,732
       Accounts payable                                                     247,040        39,518
       Deferred revenue                                                          --        58,690
       Due to shareholders                                                  250,000       150,000
       Due to affiliate                                                          --       123,799
       Advances from employee                                               151,554            --
       Other current liabilities                                                 --        12,901
                                                                           --------   -----------
       TOTAL CURRENT LIABILITIES                                            919,495       595,640
                                                                           --------   -----------


       Stockholders' equity:
       Preferred shares ($0.001 par value; 3,000,000 shares
       authorized no shares issued)
       Common shares ($0.001 par value; 22,000,000 shares
       Authorized; 4,715,000 shares issued and 1,950,000 shares to be issued as of June 30, 1998 and 7,440,000 shares issued
       and 750,000 shares to be issued as of June 30, 1999)                   6,665         8,190
       Shares subscribed ($0.001 par value; 775,000 common shares)              775
       Additional paid-in capital                                        11,662,123    14,961,373
       Cumulative translation adjustment                                        363        (2,318)
       Deficit accumulated                                                 (836,592)   (3,806,343)
                                                                         ----------   -----------
                                                                         10,833,334    11,160,902
       Less: Subscriptions receivable (30,000 shares)                      (120,000)           --
                                                                        -----------   -----------

       TOTAL STOCKHOLDERS' EQUITY                                        10,713,334    11,160,902
                                                                        -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $11,632,829   $11,756,542
                                                                        -----------   -----------
                                                                        -----------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   TECHNOR INTERNATIONAL INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (Amounts in USD)






                                             YEAR              YEAR                  PERIOD FROM
                                         ENDED JUNE 30     ENDED JUNE 30     FEBRUARY 28, 1997 (INCEPTION)
                                                  1998             1999          THROUGH JUNE 30, 1999
Revenue                                       $   --       $       --                $        --
Cost of goods sold                                --               --                         --
Gross profit                                      --                                          --
Selling, general and administrative expenses  (513,652)     (1,637,240)              (2,165,682)
Professional fees                             (315,431)       (534,176)                (859,136)
Depreciation and amortization                   (6,725)       (702,063)                (708,788)
                                              --------     -----------               -----------

OPERATING LOSS                                (835,808)     (2,873,479)              (3,733,606)

FINANCIAL ITEMS, NET                            23,237         (96,272)                 (72,737)
                                              --------     -----------               -----------

NET LOSS BEFORE TAXES                         (812,571)     (2,969,751)              (3,806,343)

INCOME TAXES                                        --              --                        --
                                              --------     -----------               -----------

Net loss                                     $(812,571)    $(2,969,751)             $(3,806,343)
                                              --------     -----------               -----------


Basic and diluted loss per share                 (0.18)          (0.36)




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   TECHNOR INTERNATIONAL INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1999, 1998 and 1997


                                                                                              COMMON SHARES
                                                              COMMON SHARES ISSUED            TO BE ISSUED
                                                             -----------------------  ----------------------------
                                                             Number of     Amount     Number of     Amount
                                                               Shares                 Shares

Balance, February 28, 1997 (Inception)                         --           --           --            --
Comprehensive income (loss):
  Net loss                                                     --           --           --            --
  Other comprehensive income (loss):
    Currency translation                                       --           --           --            --
Comprehensive loss for fiscal year
April 1997 - Share subscription at par value                   --           --      3,500,000        $3,500
June 1997 - Share subscription at $0.20 per share,
  net of offering costs                                        --           --        500,000           500
                                                          ---------       ------  -----------       -------
Balance, June 30, 1997                                         --           --      4,000,000         4,000
                                                          ---------       ------  -----------       -------
September 1997 - Shares issued                            4,000,000       $4,000   (4,000,000)       (4,000)
Comprehensive income (loss):
  Net loss                                                     --           --           --            --
  Other comprehensive income (loss):
    Currency translation                                       --           --           --            --
Comprehensive loss for fiscal year
January 1998 - Share subscription at $1.25                  715,000          715         --            --
  per share, net of offering costs
May 1998 - Shares in connection with Wasp transaction          --           --      1,950,000         1,950
June 1998 - Share subscription at $4.00 per share, net
  of offering costs                                            --           --        775,000           775
Subscriptions receivable not yet paid                          --           --           --            --
                                                          ---------       ------  -----------       -------
Balance, June 30, 1998                                    4,715,000        4,715    2,725,000         2,725
                                                          ---------       ------  -----------       -------
1998 - Shares issued                                      2,725,000        2,725   (2,725,000)       (2,725)
Comprehensive income (loss):
  Net loss                                                     --           --           --            --
  Other comprehensive income (loss):
    Currency translation                                       --           --           --            --
Comprehensive loss for fiscal year
Subscriptions paid                                             --           --           --            --
Shares issued in connection with purchased technology          --           --        500,000           500
Shares issued in connection with marketing agreement           --           --        250,000           250
                                                          ---------       ------  -----------       -------
Balance, June 30, 1999                                    7,440,000       $7,440      750,000       $   750
                                                          ---------       ------  -----------       -------




                                                       Additional Paid     Deficit      Subscriptions   Accumulated     Total
                                                          In Capital     Accumulated     Receivable        Other
                                                                         During the                     Comprehensive
                                                                         Development                    Income (Loss)
                                                                            Stage
Balance, February 28, 1997 (Inception)                         --           --            --                --                --
Comprehensive income (loss):
  Net loss                                                     --       $(24,021)         --                --         $   (24,021)
  Other comprehensive income (loss):
    Currency translation                                       --           --            --                --
                                                                                                                       -----------
Comprehensive loss for fiscal year                                                                                         (24,021)
                                                                                                                       -----------
April 1997 - Share subscription at par value                   --           --            --                --               3,500
June 1997 - Share subscription at $0.20 per share,
  net of offering costs                                     $98,262         --            --                --              98,762
                                                        -----------  -----------     ---------           -------       -----------
Balance, June 30, 1997                                       98,262      (24,021)         --                --              78,241
                                                        -----------  -----------     ---------           -------       -----------
September 1997 - Shares issued                                 --           --            --                --                --

Comprehensive income (loss):
  Net loss                                                     --       (812,571)         --                --         $  (812,571)
  Other comprehensive income (loss):
    Currency translation                                       --           --            --                 363               363
                                                                                                                       -----------
Comprehensive loss for fiscal year                                                                                        (812,208)
                                                                                                                       -----------
January 1998 - Share subscription at $1.25                  855,535         --            --                --             856,250
             Per share, net of offering costs
May 1998 - Shares in connection with Wasp transaction     7,798,050         --            --                --           7,800,000
June 1998 - Share subscription at $4.00 per share, net
  of offering costs                                       2,910,276         --            --                --           2,911,051
Subscriptions receivable not yet paid                          --           --       $(120,000)             --            (120,000)
                                                        -----------  -----------     ---------           -------       -----------
Balance, June 30, 1998                                   11,662,123     (836,592)     (120,000)              363        10,713,334
                                                        -----------  -----------     ---------           -------       -----------
1998 - Shares issued                                           --           --            --                --                --

Comprehensive income (loss):
  Net loss                                                     --     (2,969,751)         --                --         $(2,969,751)
  Other comprehensive income (loss):
    Currency translation                                       --           --            --              (2,681)           (2,681)
                                                                                                                       -----------
Comprehensive loss for fiscal year                                                                                      (2,972,432)
                                                                                                                       -----------
Subscriptions paid                                             --           --         120,000              --             120,000
Shares issued in connection with purchased technology     2,299,500         --            --                --           2,300,000
Shares issued in connection with marketing agreement        999,750         --            --                --           1,000,000
                                                        -----------  -----------     ---------           -------       -----------
Balance, June 30, 1999                                  $14,961,373  $(3,806,343)         --             $(2,318)      $11,160,902
                                                        -----------  -----------     ---------           -------       -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  TECHNOR INTERNATIONAL INC. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                      CONSOLIDATED STATEMENT OF CASH FLOW
                                               (Amounts in USD)



                                                                                              Period from February 28,
                                                          Year ended         Year ended       1997 (Inception) through
                                                         June 30, 1998      June 30, 1999     June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $(812,571)       $(2,969,751)      $(3,806,343)
Depreciation & Amortization                                    6,725            702,063           708,788
Adjustments to reconcile net loss to cash used in
 operating activities:
    Other assets                                                  --            (15,990)          (15,990)
    (Increase) Decrease in prepaid expenses                  (29,077)            21,056           (19,597)
    (Increase) Decrease in short term receivables            (70,814)            50,281           (20,533)
    Increase in accrued expenses and other current
    liabilities                                              270,901             11,425           282,326
    Increase (Decrease)in accounts payable                   247,040           (207,522)           39,515
    Increase (Decrease) in advance from employee              97,695           (151,554)
    Increase in Due to affiliate                                  --            123,799           123,799
                                                           ---------          ---------       ------------

Net cash used in operating activities                       (290,101)        (2,436,193)       (2,708,035)
                                                           ---------        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                            --                 --           (50,000)
Purchase of shares in subsidiary and affiliate              (250,000)          (500,000)         (950,000)
Purchase of fixed assets                                     (99,993)           (12,320)         (139,323)
                                                           ---------        -----------       ------------

Net cash used in investing activities                       (349,993)          (512,320)        1,139,323
                                                           ---------        -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (Payments) of stockholders' loans                        --           (100,000)          150,000
Net proceeds from issuance of shares                       1,300,634          2,466,667         3,879,752
                                                           ---------        -----------       ------------

Net cash provided by financing activities                  1,300,634          2,366,667         4,029,752
                                                           ---------        -----------       ------------

Effect of changes in exchange rates on cash                      363             (2,684)           (2,321)
                                                           ---------        -----------       ------------

Net increase in cash and cash equivalents                    660,903            584,530           180,073
Cash and cash equivalents, beginning of period               103,700            764,603                --
                                                           ---------        -----------       ------------
Cash and cash equivalents, end of period                    $764,603           $180,073           180,073
                                                           ---------        -----------       ------------
                                                           ---------        -----------       ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS
           Technor International Inc. a development stage company ("Technor" or the "Company"), was incorporated in the state of Nevada on February 28, 1997. Technor has purchased a GSM (Global System for mobile communications) positioning system technology (the "Technology") from a Novel Electronics Systems & Technologies which can be used for a variety of positioning and telematics applications including positioning standard mobile phones for resource management, information, safety and security, locating vehicles, management of security and alarm systems, surveillance of rented objects as well as for remote control of industrial equipment.

           Technor is marketing and further developing the positioning and telematics applications of the CellPoint System. The CellPoint System consists of three main parts: the mobile phone or terminal, the positioning server and the positioning programs. The GSM network facilitates the communication between the mobile phone or terminal and the Cellpoint server system. The positioning server system enables the use of the Internet or fixed lines as information carriers.

           On January 16, 1998 Technor formed a wholly-owned subsidiary in Sweden, CellPoint Systems AB ("CellPoint"). CellPoint is Technor's commercial arm focusing primarily on, but not limited to, Europe.

           Effective February 28, 1999, Technor acquired 100% of Wasp International (Pty) Ltd., a South African company ("Wasp") (see note 3).

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           BASIS OF PRESENTATION
           The accompanying consolidated financial statements include the financial statements of Technor and all its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S.dollars. All material inter-company transactions and balances have been eliminated.

           DEVELOPMENT STAGE ACTIVITIES
           The Company has not earned revenues from its activities through June 30, 1999. As such, the Company is still in a development stage and falls under the provisions of Statement of Financial Accounting Standards ("SFAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

           GOING CONCERN AND MANAGEMENT'S PLANS
           The Company has a limited operating history with no revenues. Through June 30, 1999, the Company has accumulated a deficit of $3,806,343. Management's efforts have focused on securing the Technology, developing the CellPoint System and acquiring staff and facilities for operations. As such, the company is subject to all the risks and uncertainties associated with a new business. Management believes they have a commercially feasible product and expects that the first significant orders for its product will commence late in calendar year 1999 and that the company will have a positive cash flow during the second half of fiscal 2000. The success of the Company's future operations is, however, dependent upon the Company's ability to successfully market the product and to meet additional capital requirements. If no revenues or further financing is received, management believes that the existing capital is sufficient for approximately 9-12 months after June 30 1999.

           These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

           INVESTMENT IN AFFILIATE
           The investment in an affiliate is recorded at the lower of cost or net realizable value, as no significant influence is exercised over the financial and operating decisions of that affiliate.

           FOREIGN CURRENCY TRANSLATION
           Assets and liabilities of foreign units are translated at balance sheet date rates to USD. Income statements are translated at the average exchange rate for the period. Translation differences that arise are recorded directly as a component of stockholders' equity.

           Receivables and liabilities denominated in foreign currencies are translated at balance sheet date rates. Unrealized exchange gains and losses on translation are reported in the income statement.

           CASH AND CASH EQUIVALENTS
           Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The majority of the Company's cash and cash equivalents reside with high quality Swedish financial institutions. Therefore, the cash balances are not insured by the U.S. Federal Deposit Insurance Corporation. The Company has not experienced any loses in such accounts.

           FURNITURE AND EQUIPMENT
           Furniture and equipment are recorded at acquisition cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets. Computer equipment is depreciated over 3 years and other equipment over 5 years. Furniture and equipment acquired during the year are depreciated from the date the assets are put to service. Expenditures for normal maintenance and repairs are charged to income. Significant improvements are capitalized.

           AMORTIZATION
           Intangible assets are amortized on a straight-line basis over their estimated lives, as follows: purchased technology seven years, the marketing agreement, the term of the agreement, which is three years, and employment contracts, the length of the employment contracts, which is two years.

           DEFERRED REVENUE
           Deferred revenue represents pre-billing of contract fees pertaining to future periods.

           IMPAIRMENT OF LONG-LIVED ASSETS
           The Company periodically evaluates potential impairment of long-lived assets based upon cash flows. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment was recorded in 1999 or 1998.

           INCOME TAXES
           The Company utilizes the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the change is enacted.

           EARNINGS PER SHARE
           The Company calculated its earnings per share pursuant to SFAS No. 128, "Earnings per Share", which requires the presentation of both basic and fully diluted earnings per share (EPS). Assumed exercise of options has not been included in the calculation of diluted EPS since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. EPS is computed based on the loss to common stockholders and the weighted average number of shares outstanding. The weighted average number of shares outstanding were 4,460,417 and 7,440,000 as of June 30, 1998 and 1999, respectively.

           USE OF ESTIMATES
           The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

           EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting requirements for derivative instruments. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore does not expect this pronouncement to have any effect on the financial statements.

           Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have a material effect on the Company's financial statements.

           Statement of Position 98-5, "Accounting for Start-up Costs", requires an entity to expense all start-up related costs as incurred for the fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have a material effect on the Company's financial statements.

3. TRANSACTIONS WITH NOVEL ELECTRONIC SYSTEMS & TECHNOLOGIES, WASP INTERNATIONAL (PTY) LTD., MATRIX VEHICLE TRACKING (PTY) LTD. AND WASP SA (PTY) LTD..

           On May 26, 1998, the Company entered into a license agreement with Wasp for Wasp's positioning system technology and a two step option to purchase 100% of the shares in Wasp in exchange for a combination of shares of the Company and cash.

           On June 20, 1998, the Company exercised the first option and purchased 25 % of the shares of Wasp.

           The total transaction amounted to a share transfer of 1,950,000 shares of Technor's stock valued at $4.00 per share and $ 500,000 in cash.

           The original agreements were amended and restated effective February 28, 1999 as follows:

           Technor acquired:

           - 100 % of Wasp International (Pty) Ltd., including the development team (18 persons currently employed in Wasp).

           - Intellectual Property Rights (IPR) and total ownership of the technology for use throughout the world, except Africa, south of the Sahara, which had previously been acquired from the owners of the technology by Novel Electronic Systems & Technologies.

         - 10% of the common stock of Wasp SA (Pty) Ltd. ("Wasp SA") - Wasp SA is the company with the current operations in South Africa and Intellectual Property Rights (IPR) for Africa, south of the Sahara.

         The total consideration in the above transactions was as follows:

         - 2,450,000 shares in Technor at the current market price of $4 per share which amounted to $9,800,000 plus a $50,000 cash payment to Novel Electronic Systems & Technologies for the Intellectual Property Rights. (Of the above shares, 1,950,000 shares had been issued under the previous agreements before the amendment).

         - $950,000 to the stockholders of Wasp International (Pty) Ltd. (subsequently renamed Cellpoint Systems SA (Pty) Ltd.) comprising $450,000 for the acquisition of Wasp International (Pty) Ltd., and $500,000 for the 10% interest in Wasp SA (of the above amount, $500,000 had already been paid under the previous agreements before the amendment).

         Under the revised agreements, Technor could possibly be required to issue up to an additional 75,000 shares and pay a maximum of $750,000 at the end of 1999 if certain stock price targets are not met. The cost of shares which could potentially be issued has been recorded at market value at the time of the agreement of $4.00 per share with a corresponding credit to additional paid-in capital. The potential additional payment of up to $750,000 has not been recorded.

         In connection with the acquisitions, the Company also concluded an agreement with Matrix Vehicle Tracking (Pty) Ltd. ("Matrix"), the company that has commercialized the technology in South Africa. Matrix received 250,000 shares in Technor, with a market value of $4.00 per share (the current market price), for services Matrix performed in the acquisition of the technology and the development team and its transfer of know-how and procedures of vehicle tracking. Matrix will also continue to provide its services to Technor for the next three years under the current agreement.

         In connection with the acquisition of Wasp SA International (Pty) Ltd., the excess purchase price over the book value of assets acquired amounted to $422,990 which was allocated to employment contracts.

         This intangible asset will be amortized over the term of the agreements, which is two years. The purchased technology will be amortized over its estimated useful life of seven years and the Matrix service agreement will be amortized over three years, the term of the agreement.

4        INCOME TAXES


                                                                YEAR ENDED        YEAR ENDED
                                                              JUNE 30, 1998     JUNE 30, 1999
                                                              -------------     -------------
           Current tax expense:
           Federal                                              --                 --
           State                                                --                 --
           Foreign                                              --                 --


           Deferred tax expense:
           Federal                                              --                 --
           State                                                --                 --
           Foreign                                              --                 --

           Total tax provision                                  --                 --


           Technor International Inc. did not have taxable income for the period from February 28, 1997 (Inception) through June 30, 1999 and therefore does not have any current income tax expense.

           Technor's wholly-owned subsidiaries, CellPoint and Wasp had net operating losses for the year ended June 30, 1999 and were not subject to tax in Sweden and South Africa, respectively.

           The significant components of the Company's deferred income tax assets are as follows:


                                                                           JUNE 30, 1998         JUNE 30, 1999
                                                                           -------------         -------------
           Deferred income tax assets:
           Net operating losses                                           $     284,000          $    1,294,000
           Unrealized currency gain                                              (7,400)                 (7,700)
                                                                               ---------             ----------
           Total deferred income tax asset                                      276,000               1 286,300
           Valuation allowance                                                 (276,000)             (1 286,300)
                                                                               ---------             ----------
           Net deferred income tax asset                                  $       -              $        -
                                                                               ---------             ----------

           The Swedish net operating losses amount to approximately U.S. $2,100,000 at June 30, 1999. These net operating losses do not expire.

           Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                            JUNE 30, 1998             JUNE 30, 1999
                                                                            -------------             -------------
           Tax expense at U.S. statutory rate                                  (34%)                      (34%)
           Meals and entertainment                                              0.4                        0.5
           Change in federal valuation allowance                               33.6                       33.5
                                                                             ------                     ------
           Effective income tax rate                                             --                         --
                                                                             ------                     ------

4          FURNITURE AND EQUIPMENT

           Furniture and equipment at June 30, 1998 and 1999 consisted of the following:

                                                                                           1998          1999
                                                                                           ----          ----
           Furniture and equipment                                                        $116,952      $ 156,282
           Less: accumulated depreciation                                                   (6,860)       (46,142)
                                                                                          --------      ---------
                                                                                          $110,092      $ 110,140
                                                                                          --------      ---------






5          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                          JUNE 30, 1998      JUNE 30, 1999
                                                                                          -------------      -------------
           Professional fees                                                             $    113,455         $  76,636
           Offering costs                                                                      51,596                --
           Accrued vacation                                                                    16,409           112,541
           Payroll taxes and social security costs                                             18,714            18,580
           Other                                                                               70,727             2,975
                                                                                         ------------        ------------
                                                                                         $    270,901         $ 210,732
                                                                                         ------------        ------------

6          ADVANCES FROM EMPLOYEES

           Two principal stockholders, also employees of the Company, lent the Company $150,000 in June 1999. There are no stated repayment terms though interest of 5% will be charged on the outstanding balance of this loan.

7          FINANCIAL ITEMS, NET

                                                                                          JUNE 30 1998    JUNE 30 1999
                                                                                          ------------    ------------
           Interest income                                                                $   2,708          $  33,895
           Unrealized exchange gains                                                         21,766            (22,755)
           Realized exchange losses                                                          (1,237)          (107,412)
                                                                                          ----------        -----------
           Total                                                                          $  23,237         $  (96,272)
                                                                                          ----------        -----------

8          STOCK INCENTIVE PLAN

           In 1998, the Company adopted a Stock Incentive plan ("the Stock Incentive Plan") for its employees, officers and directors (whether or not employees). The Stock Incentive Plan provides for the grant of non-qualified stock options. The Stock Incentive Plan also provides that for each option granted under the Stock Incentive Plan, the exercise price shall not be less than 100% of the fair market value of the common share on the date before the option is granted. The Stock Incentive Plan provides that options granted vest in one, two or three installments: the first being six to twelve months, the second being one year to two years, and the third being eighteen months to twenty eight months after the anniversary of the date of grant, and expire no later than 10 years subsequent to the grant date.

           The number of shares authorized for grants under the Share Option Plan is 1,000,000 and the number of options granted at June 30, 1999 was 840,000. As of June 30, 1999, no options had been exercised.

           The following table summarizes information about stock options outstanding at June 30, 1999:

           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
           ----------------------------------------------------   ----------------------------------------------------
                                             WEIGHTED AVERAGE
           RANGE OF           OUTSTANDING    REMAINING            WEIGHTED AVERAGE   EXERCISABLE    WEIGHTED AVERAGE
           EXERCISE PRICES    AS OF 6/30/99  CONTRACTUAL YEARS    EXERCISE PRICES    AS OF 6/30/99  EXERCISE PRICES
           ----------------------------------------------------   ----------------------------------------------------
           $1.00                125,000            8.5                 $1.00           100,000           $1.00
           ----------------------------------------------------   ----------------------------------------------------
           $2.50-$2.75          350,000            8.8                 $2.70           225,000           $2.75
           ----------------------------------------------------   ----------------------------------------------------
           $3.00-$3.88          185,000            9.8                 $3.40             8,500           $3.25
           ----------------------------------------------------   ----------------------------------------------------
           $4.00-$4.63          180,000            9.5                 $4.29                --              --
           ----------------------------------------------------   ----------------------------------------------------
                                -------                                                -------
                                840,000                                                333,500
                                -------                                                -------

           Information concerning the Stock Incentive Plan is summarized as follows:

                                            OPTION SHARES   OPTION PRICE PER SHARE   WEIGHTED AVERAGE PRICE PER SHARE
           ----------------------------------------------------------------------------------------------------------
           Outstanding at June 30, 1997           --                --                             --
           Granted                             405,000          $1.00-$2.75                      $2.21
           Exercised                              --                --                             --
           Cancelled/Expired                      --                --                             --
                                               -------
           Outstanding at June 30, 1998        405,000          $1.00-$2.75                      $2.21
           Granted                             435,000          $2.50-$4.63                      $3.63
           Exercised                              --                --                             --
           Cancelled/Expired                      --                --                             --
                                               -------
           Outstanding at June 30, 1999        840,000          $1.00-$4.63                      $2.94
                                               -------          -----------                      -----

           The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards N0. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS No. 123 requires the company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's stock option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of each stock option issued in 1999 and 1998. The following weighted average assumptions were used in 1999 and 1998 respectively: a risk-free interest rate of 4.97% and 4.94%; an expected option life of 3 years for both years; expected volatility of 65% and 65%; and no dividends paid.

                                                                Year                  Year
                                                                Ended                 Ended
                                                                June 30, 1998         June 30, 1999

           Net loss                          As reported        $    (812,571)            (2,961,751)
                                             Pro Forma          $    (941,955)            (3,592,651)

           Earnings per share                As reported        $       (0.18)               (0.36)
                                             Pro Forma          $       (0.21)               (0.50)


9          COMMITMENTS AND CONTINGENCIES

           A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Swedish krona. The Company incurs a significant portion of its expenses in Swedish krona and South African Rand, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, the value of the Swedish krona and South African Rand relative to the other currencies in which the Company generates revenues, particularly the U.S. dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency exposure.

           The Company rents an office under an operating lease agreement, on a month to month basis. Rental expense amounted to $13,590 and $32,420 for 1997 and 1998, respectively. On July 1,

           1999 the Company signed a lease for nine months with future minimum rental payments of $35,714.

           The Company is obligated under various employment agreements with certain officers, which provide for base annual compensation aggregating $378,959. All agreements are for two years with two expiring May 31, 2001 and two expiring July 31, 2001.

10         SUBSEQUENT EVENTS

           During August 1999, the Company closed on a $2 million bridge financing .The Company sold 20 units, each unit consisting of a one year $100,000 promissory note that bears interest at 12% per annum and a warrant to purchase 4,000 shares of the Company's common stock at a price equal to the ten day average closing bid price prior to closing. The placement agent receives commissions of 5% of the total financing and warrants to purchase shares of the Company's common stock of 5,000 warrants per unit. Principal and interest is payable upon the earlier of one year or the date on which the Company has received funds in the minimum amount of $3 million dollars in a subsequent equity private placement.

           Further to the bridge financing, a Letter of Intent is also in place for a subsequent private placement of up to $8,000,000 to be completed by the end of 1999.

           Two principal shareholders, also employees of the Company, lent the Company $150,000 in July 1999. There are no stated repayment terms. Interest of 5% will be charged on the outstanding balance of this loan.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECHNOR INTERNATIONAL, INC.


September 28, 1999                     By: /s/ Peter Henricsoon
                                           -------------------------------------
                                           Peter  Henricsson
                                           President, Chief Executive Officer
                                           (principal executive officer)

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                        Date
         ---------                                   -----                                        ----

  /S/ PETER HENRICSSON                                    Director,                        September 28, 1999
------------------------                    President, Chief Executive Officer
     Peter Henricsson                          (principal executive officer)


 /S/BJORN WALTRE                            Chief Financial Officer                        September 28, 1999
------------------------
   Bjorn Waltre


 /S/ LYNN DUPLESSIS                         Director                                       September 28, 1999
------------------------
   Lynn Duplessis


 /S/ MATS JONNERHAG                         Director                                       September 28, 1999
------------------------
   Mats Jonnerhag


------------------------                    Director                                                    , 1999
   Bengt Nordstrom





------------------------                   Director                                                     , 1999
     Guy Redford


 /S/ ALBERT VAN URK                        Director                                        September 28, 1999
------------------------
   Albert Van Urk


------------------------                   Director                                                     , 1999
     Kjell Wallman
