Form 10QSB
period 1998-12-31
CELLPOINT INC
filed 1999-10-06
CIK 1046607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

|_|   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to _________________

Commission file number 000-25205

                                   CELLPOINT INC.
                      (formerly TECHNOR INTERNATIONAL, INC.)
                       ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   52-2032380
              ------                                   ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                 SOFIELUNDSVAGEN 4, S-191 47, SOLLENTUNA, SWEDEN
                 -----------------------------------------------
                    (Address of principal executive offices)

                                011-468-594-74900
                                -----------------
                (Issuer's telephone number, including area code)

                              TECHNOR INTERNATIONAL, INC.
                   SATRAANGSVAGEN 88, S-182 37, DANDERYD, SWEDEN
           -----------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|   No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes |_|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF SEPTEMBER 30, 1999:
7,440,000 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

      Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The financial statements for the Company's fiscal quarter ended December 31, 1998 are attached to this Report, commencing at page F-1.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            On October 4, 1999, Technor International, Inc. changed its name to "CellPoint Inc." CellPoint Inc., and its subsidiaries, CellPoint Systems AB and CellPoint Systems S.A. (Pty) Ltd., are development stage companies and are collectively referred to as the "Company". The Company has limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of the Company will result in successful product commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

            The report of the Company's independent accountants, BDO International AB, on the Company's financial statements for the fiscal years ended June 30, 1998 and June 30, 1999 includes a statement that the Company is a development stage company, with no revenues, which has sustained losses from operations since inception. The auditors have stated that there is substantial doubt about the ability of the Company to continue as a going concern. Investors in the Company's shares should review carefully the report of BDO International AB. There can be no assurances that the Company will be able to continue as a going concern.

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

            For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 1998

            The Company commenced operations in February 1997. The Company has had no commercial revenues to date and has relied solely upon proceeds from the sale of its securities to fund its operations.

            During the Company's fiscal quarter ended December 31, 1998, the Company funded its operations out of proceeds from equity offerings. For the fiscal quarter ended December 31, 1998, the Company incurred a net loss of ($526,097), as compared to a net loss of ($34,426) during the fiscal quarter ended December 31, 1997.

            During the second fiscal quarter, the Company had total operating expenses of $534,797, which represents a significant increase over $32,426 of operating expenses during the comparable quarter in 1997. This increase resulted from the Company's efforts in acquiring the technology and expanding its operations to achieve commercialization of the technology. The Company also earned income of $8,100 from the investment of the proceeds of the equity offerings it concluded earlier in 1998.

            The average cash spending per month between July and December, 1998 was approximately $89,000, consisting of salaries (approximately $47,000), facilities overhead (approximately $9,000), marketing and selling expenses (approximately $12,000), professional services (approximately $18,000) and depreciation ($3,000).

            The number of employees at December 31, 1998 was eleven, up from seven at the June 30, 1998 fiscal year-end.

SIX MONTHS ENDED DECEMBER 31, 1998

            For the six-month period ended December 31, 1998, the Company did not have any revenues from commercial operations. The Company incurred a loss of ($810,348) for such six-month period, as compared to a loss of ($67,438) for the six months ended December 31, 1997. Selling, general and administrative expenses were $789,320, including depreciation expense of $18,443 during the six months ended December 31, 1998. For the six months ended December 31, 1997, selling, general and administrative expenses were $67,438, and there was no depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 1998

            In March 1997, the Company sold 500,000 shares of its Common Stock at US$0.20 per share pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Company received gross proceeds of $100,000 from such offering. During the period from the commencement of operations until June 1997, the end of the Company's first fiscal year, the Company spent approximately $40,100. This amount was spent for general and administrative purposes, including the costs of setting up offices.

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

            At June 30, 1998, the Company had $7,272,737 in current assets. Cash and cash equivalents amounted to $764,603. The Company also had $2,346,667 in subscriptions receivable from its Regulation S offering, which subscriptions were subsequently paid during the first fiscal quarter of 1999. The Company also had indebtedness to an employee of $151,554, and owed $250,000 to the stockholders of Wasp in connection with the acquisition of the license from Wasp.

            The Company's stockholders' equity was $10,713,334 at the end of fiscal 1998, including an accumulated deficit of ($836,592).

FISCAL QUARTER ENDED DECEMBER 31, 1998

            At December 31, 1998, the end of the second quarter of fiscal 1999, the Company had $5,937,270 in current assets. Cash and cash equivalents amounted to $1,682,203. The increase in cash and cash equivalents from June 30, 1998 is attributable to the receipt during the first fiscal quarter of the subscriptions receivable in the amount of $2,226,667 from the offering of shares pursuant to Regulation S.

            During the first six months of fiscal 1999, current assets decreased as a result of the payment of accounts payable during the half. Accounts payable decreased from $247,040 at June 30, 1998 to $126,912 at December 31, 1998. The accounts payable which were paid during the period include the payment of $250,000 to Wasp International (Pty) Ltd. in connection with the acquisition of the technology, commissions payable from the $3.1 million Regulation S financing in June ($155,000) and a repayment of advances from an employee ($107,000).

            The Company's stockholders' equity was $10,022,623 at December 31, 1998, including an accumulated deficit of ($1,646,940).

            The Company will require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Company. The Company may be required to raise substantial funds. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. Assuming no revenues and slowly increased spending, the Company would need a cash injection by the end of calendar 1999 to sustain operations. Management is expecting revenues from the Swedish operations to commence by the end of calendar 1999, but there can be no assurance as to when such operations will provide adequate cash to sustain the Company's operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe, the Company will need to raise further capital.

YEAR 2000 ISSUES

            The services of the CellPoint technology are based primarily on technology developed by the South African company Wasp International (Pty) Ltd. Wasp International, the original developers of the technology, issued a Year 2000 compliance statement to the Company wherein it confirmed that all software and hardware is millennium compliant.

            The CellPoint services to be offered to Swedish customers initially will be contingent upon the supply of communications services and basestation data from the Swedish telecommunications operator Tele2 AB ("Tele2"). Tele2 has issued a Year 2000 compliance statement to the Company wherein it is confirmed that most of Tele2's systems are currently millennium compliant. A limited number of Tele2's systems are not currently millennium compliant, but these systems are scheduled to be millennium compliant by the end of 1999. The Company has no reason to question the correctness of Tele2's statement or the reasonableness of Tele2's time schedule.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  Exhibit 27      Financial Data Schedule

            b.    Reports on Form 8-K

                  None.

                                CELLPOINT INC.
                     (formerly TECHNOR INTERNATIONAL, INC.)

             Index to Consolidated Financial Statements (Unaudited)
                 for the Fiscal Quarter Ended December 31, 1998

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Stockholders' Equity                            F-4

Consolidated Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                                 F-9

      CELLPOINT INC. (formerly TECHNOR INTERNATIONAL INC.) AND SUBSIDIARY
                        (A Development Stage Company)

                         Consolidated Balance Sheet
                              (Amounts in US$)

ASSETS                                          DECEMBER 31, 1998  JUNE 30, 1998
                                                   (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
Cash and cash equivalents                          $  1,682,303    $    764,603
Stock subscription receivables                          126,548            --
Accounts and interest receivables                          --         2,346,667
Option for shares in Wasp                             4,050,000       4,050,000
Prepaid expenses                                         45,163          40,653
Other receivables                                        33,256          70,814
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                  5,937,270       7,272,737

LONG-TERM ASSETS:
Investment in affiliate                               4,250,000       4,250,000

Machinery and equipment, net of depreciation of
$25,303 and $6,860                                      114,658         110,092
                                                   ------------    ------------
TOTAL LONG-TERM ASSETS                                4,364,658       4,360,092
                                                   ------------    ------------
TOTAL ASSETS                                       $ 10,301,928    $ 11,632,829
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other current liabilities          152,393         270,901
ACCOUNTS PAYABLE                                        126,912         247,040
DUE TO SHAREHOLDERS                                        --           250,000
OTHER CURRENT LIABILITIES                                  --           151,554
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                               279,305         919,495
TOTAL LIABILITIES                                       279,305         919,495
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
Preferred shares ($0.001 par value; 3,000,000              --              --
shares authorized, no shares issued)
Common stock ($0.001 par value; 22,000,000                7,440           6,665
shares authorized, 7,440,000 shares issued,
6,665,000 shares issued
ADDITIONAL PAID-IN CAPITAL                           11,662,123      11,662,123
CUMULATIVE TRANSLATION ADJUSTMENT                          --               363
Accumulated Deficit                                  (1,646,940)       (836,592)

LESS: SUBSCRIPTIONS RECEIVABLE (30,000 SHARES)             --          (120,000)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                           10,022,623      10,713,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   $ 10,301,928    $ 11,632,829
                                                   ============    ============

            CELLPOINT INC. (formerly TECHNOR INTERNATIONAL INC.) AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                (Amounts in US$)

                                                                                             Period from
                                                                                             February 28,
                                                                                                1997
                                 THREE MONTHS ENDED               SIX MONTHS ENDED           (inception)
                                 ------------------               ----------------             through
                              December        December        December        December       December 31,
                              31, 1998        31, 1997        31, 1998        31, 1997          1998
                             (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                              ----------      ----------      ----------      ----------      ----------
Sales, net                    $     --        $     --        $     --        $     --        $     --
Cost of sales                       --              --              --              --              --
Gross profit                        --              --              --              --              --

Selling, general and
administrative expenses         (524,727)        (32,426)       (789,320)        (67,438)      (1,642,722)
Depreciation and
amortization                     (10,070)           --           (18,443)           --            (25,168)
                              ----------      ----------      ----------      ----------      -----------
   TOTAL OPERATING
   EXPENSES                     (534,797)        (32,426)       (807,763)        (67,438)      (1,667,890)

Loss from operations            (534,797)        (32,426)       (807,763)        (67,438)      (1,667,890)
Other income (expense)             8,100            --            (2,585)           --             20,950
                              ----------      ----------      ----------      ----------      -----------
   NET LOSS BEFORE
   INCOME TAXES               $ (526,697)    $   (32,426)     $ (810,348)     $  (67,438)     $(1,646,369)
                              ----------      ----------      ----------      ----------      -----------
                              ----------      ----------      ----------      ----------      -----------

Net loss per share (basic
and diluted)                  $    (0.07)     $    (0.01)     $    (0.11)     $    (0.02)
                              ----------      ----------      ----------      ----------      -----------
                              ----------      ----------      ----------      ----------      -----------


Weighted average shares        7,440,000       4,000,000       7,440,000       4,000,000
outstanding (basic and
diluted)

            CELLPOINT INC. (formerly TECHNOR INTERNATIONAL INC.) AND SUBSIDIARY
                          (A Development Stage Company)

           Consolidated Statements of Stockholders' Equity (unaudited)
                                (Amounts in US$)

                           COMMON SHARES     COMMON SHARES TO BE   ADDITIONAL  DEFICIT       SUBSCRIP-   ACCUMULAT    TOTAL
                              ISSUED                ISSUED         PAID-IN     ACCUMULATED   TIONS       ED OTHER
                                                                   CAPITAL     DURING THE    RECEIVABLE  COMPREHEN
                                                                               DEVELOPMENT               SIVE
                                                                               STAGE                     INCOME
                                                                                                         (LOSS)
                        Number of  Amount   Number of   Amount
                        Shares     (par     Shares      (par value
                                   value                $0.001)
                                   $0.001)
Balance, February 28,
1997 (inception)
Comprehensive income
(loss)
   Net loss                                                                         (24,021)                             (24,021)
   Other comprehensive
   income (loss)
   Currency translation                                                                                                ---------
   adjustment
Comprehensive loss for                                                                                                   (24,021)
fiscal year                                                                                                            ---------
April 1997-Share                              3,500,000  $   3,500                                                         3,500
subscription at par value



June 1997-Share                                 500,000        500     $98,262                                            98,762
subscription at ($0.20 per
share, net of offering
costs                    --------- --------   ---------     ------    - ------      -------     -------      -------   ---------

Balance, June 30, 1997                        4,000,000      4,000      98,262      (24,021)                              78,241
                         --------- --------   ---------     ------    - ------      -------     -------      -------   ---------

September 1997-Shares
issued                   4,000,000 $  4,000  (4,000,000)    (4,000)         --           --          --           --          --

Comprehensive income
(loss)
   Net loss                                                                        (812,571)                            (812,571)
   Other comprehensive
   income (loss)
   Currency translation                                                                                          363         363
   adjustment                                                                                                          ---------
Comprehensive loss for                                                                                                  (812,208)
fiscal year                                                                                                            ---------
January 1998-Share
subscription at $1.25 per
share, net of offering
costs                      715,000      715          --         --     855,535           --          --
May 1998-Shares in              --       --   1,950,000      1,950   7,798,050           --          --           --   7,800,000
connection with Wasp
acquisition
June 1998-Share                 --       --     775,000        775   2,910,276           --          --           --   2,911,051
subscription at $4.00 per
share, net of offering
costs
Subscriptions receivable,       --       --          --         --          --           --   $(120,000)          --    (120,000)
not yet paid
costs                    --------- --------   ---------     ------    - ------      -------     -------      -------   ---------
BALANCE, JUNE 30, 1998   4,715,000    4,715   2,725,000      2,725  11,662,123     (836,592)   (120,000)         363  10,713,334
costs                    --------- --------   ---------     ------    - ------      -------     -------      -------   ---------


1998-Shares issued       2,725,000    2,725  (2,725,000)    (2,725)         --           --          --           --         --

Comprehensive income
(loss)
   Net loss                                                                        (810,348)                            (810,348)
   Other comprehensive
   income (loss)
   Currency translation                                                                                         (363)       (363)
   adjustment
Comprehensive loss for                                                                                                  (810,711)
fiscal year
Subscriptions paid              --       --          --         --          --           --     120,000           --     120,000

Shares issued in                --       --                                              --          --           --
connection with
purchased technology
Shares issued in                --       --                                              --          --           --
connection with
marketing agreement
                         --------- --------   ---------     ------ -----------   ------------   -------      -------  -----------
BALANCE, DECEMBER 31,    7,440,000   $7,440         --         --  $11,662,123   $(1,646,940)        --           --  $10,022,623
1998
                         --------- --------   ---------     ------ -----------   ------------   -------      -------  -----------

            CELLPOINT INC. (formerly TECHNOR INTERNATIONAL INC.) AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flow (unaudited)
                                (Amounts in US$)



                                                                Period from February
                                          SIX MONTHS ENDED      28, 1997 (inception)
                                      ------------------------         through
                                      December        December    DECEMBER 31, 1998
                                      31, 1998        31, 1997    -----------------
                                     (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss                               (810,348)        (67,438)     (1,646,369)
Adjustments to reconcile
net loss to net cash used
in operating activities:
Translation adjustment                   (1,113)           --              --
Depreciation                             18,443            --            25,168

CHANGES IN OPERATING
ASSETS AND LIABILITIES:
Subscription receivables              2,379,472            --          (126,548)
(Increase) Decrease in
prepaid expenses                        (34,020)           --           (45,163)
(Increase) Decrease in
other receivables                       (29,553)           --           (33,256)
Increase in accrued
expenses and other
current liabilities                    (462,299)           --           152,393
Increase (Decrease) in
accounts payable                       (119,418)           --           126,912

                                      ----------      ----------     -----------
NET CASH USED IN
OPERATING ACTIVITIES                    941,164         (67,438)     (1,546,863)
                                      ----------      ----------     -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of technology                     --              --              --



Purchase of shares in
subsidiary and affiliate                   --              --          (250,000)
Purchase of fixed assets                (23,464)           --          (123,459)
                                      ----------      ----------     -----------

NET CASH USED IN
INVESTING ACTIVITIES:                   (23,464)           --          (373,457)
                                      ----------      ----------     -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Net proceeds from
issuance of shares                         --              --         1,920,320
                                      ----------      ----------     -----------

NET CASH PROVIDED BY
FINANCING ACTIVITIES:                 ----------      ----------     ----------
Increase in cash and cash
equivalents                             917,700         (67,438)      1,682,203
Cash and cash
equivalents, beginning of               764,603         103,700            --
period                                ----------      ---------      ----------


CASH AND CASH
EQUIVALENTS, END OF                   $1,682,303      $  36,262      $1,682,303
PERIOD:                               ----------      ---------      ----------
PERIOD:                               ----------      ---------      ----------


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

NATURE OF REPORT. The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission, and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

FOOTNOTES. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission.

ESTIMATES AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Estimates relate primarily to recoverability of the Company's tangible and intangible assets.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                    SIGNATURE

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CELLPOINT INC.


                                    By /s/ PETER HENRICSSON
                                       Peter Henricsson
                                       President and Chief Executive Officer

Date: October 6, 1999