Form 10QSB
period 1999-03-31
CELLPOINT INC
filed 1999-10-06
CIK 1046607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

                          Technor International, Inc.
                          Satraangsvagen 88, S-18237,
                              Danderyd, Sweden

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

Yes |_|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF SEPTEMBER 30, 1999:
7,440,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

      Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            The financial statements for the Company's fiscal quarter ended March 31, 1999 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            On October 4, 1999, Technor International, Inc. changed its name to "CellPoint Inc." CellPoint Inc. and its subsidiaries, CellPoint Systems AB and CellPoint Systems S.A. (Pty) Ltd. are development stage companies and are collectively referred to as the "Company". The Company has limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of the Company will result in successful product commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

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

            Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and elsewhere in the Registration Statement on Form 10-SBA-1 on file with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

            For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 1999

            The Company commenced operations in February 1997. The Company has had no commercial revenues to date and has relied solely upon proceeds from the sale of its securities to fund its operations.

            The Company funded its operations out of proceeds from equity offerings. For the fiscal quarter ended March 31, 1999, the Company incurred a net loss of ($672,860), as compared to a net loss of ($255,739) during the fiscal quarter ended March 31, 1998.

            The remaining $120,000 stock subscription outstanding at June 30, 1998 was paid in November 1998 and in March 1999 such that at March 31, 1999, there was a zero balance.

            During the third fiscal quarter, the Company had total operating expenses of $682,166, which represents a significant increase over $256,542 of operating expenses during the comparable quarter in 1998. This increase resulted from the Company's efforts in acquiring the technology and expanding its operations to achieve commercialization of the technology. The Company also earned income of $9,306 from the investment of the proceeds of the equity offerings it concluded in 1998, as compared to interest income of $803 in the comparable quarter in 1998.

            The average cash outflow per month between July 1998 and March 1999 was approximately $154,000, consisting of salaries and personnel costs (approximately $78,000), rent and other facilities (approximately $5,000), marketing and selling expenses (approximately $19,500), professional services (approximately $39,000), insurance ($2,500), and computers and equipment ($10,000).

            The number of employees at March 31, 1999 was eleven, up from seven at the June 30, 1998 fiscal year-end.

NINE MONTHS ENDED MARCH 31, 1999

            For the nine-month period ended March 31, 1999, the Company did not have any revenues from commercial operations. The Company incurred a loss of ($1,483,208) for such nine-month period, as compared to a loss of ($324,783) for the nine-months ended March 31, 1998. Selling, general and administrative expenses were $1,296,409, including depreciation expense of $193,520 during the nine months ended March 31, 1999. For the nine months ended March 31, 1998, selling, general and administrative expenses were $322,542, and depreciation expense was $1,438.

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

FISCAL QUARTER ENDED MARCH 31, 1999

            At March 31, 1999, the Company had $1,262,854 in current assets. Cash and cash equivalents amounted to $1,010,361. The decrease in cash and cash equivalents from June 30,1998 is attributable to ongoing operations of the Company.

            Effective February 28, 1999, the Company and Wasp International amended and restated their previous agreements, and the Company completed a new agreement for the acquisition of the GSM Positioning Technology from Novel. This transaction resulted in acquisition of the intellectual property rights to the technology from Novel. In the 1999 transaction: (i) the Company acquired from Novel the intellectual property rights to the GSM technology for all territories outside of sub-Saharan Africa, (ii) the Company purchased 100% of Wasp, the business of which consists only of a development team and tools used in the development of proprietary GSM positioning and telematics technologies, and (iii) Technor acquired 10% of Wasp SA , which is the South African corporation with rights to the GSM technology in sub-Saharan Africa. Wasp has subsequently been renamed as CellPoint Systems S.A. (Pty) Ltd. ("CellPoint SA"). The Company's new subsidiary, CellPoint Systems S.A. (Pty) Ltd. in South Africa consists of a technical development team and tools, greatly enhancing the Company's ability to quickly deploy and enable the technology worldwide.

            During the first three quarters of fiscal 1999, current assets decreased by $6,009,883 as a result of the reclassification of the agreements with Wasp International SA and Novel Electronics Systems & Technologies during the period where a majority of the current assets were reclassified as long-term assets. This includes $5,400,000 relative to the exercise of the option to purchase Cellpoint Systems S.A. (Pty) Ltd. Current liabilities decreased from $919,495 at June 30, 1998 to $657,945 at March 31,1999.

            The Company's stockholders' equity was $12,649,763 at March 31, 1999, including an accumulated deficit of ($2,319,800).

            The Company will require additional capital to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the

Company. The Company may be required to raise substantial funds. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. Assuming no revenues and slowly increased spending, the Company would need a cash injection by the end of calendar 1999 to sustain operations. Management is expecting revenues from the Swedish operations to commence during fiscal 2000, but there can be no assurance as to when such operations will provide adequate cash to sustain the Company's operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe, the Company will need to raise further capital.

YEAR 2000 ISSUES

            The services of the CellPoint technology are based primarily on technology developed by the South African company Wasp International (Pty) Ltd. Wasp International, the original developers of the technology, issued a Year 2000 compliance statement to the Company wherein it confirmed that all software and hardware is millennium compliant.

            The CellPoint services to be offered to Swedish customers initially will be contingent upon the supply of communications services and basestation data from the Swedish telecommunications operator Tele2. Tele2 has issued a Year 2000 compliance statement to the Company wherein it is confirmed that most of Tele2's systems are currently millennium compliant. A limited number of Tele2's systems are not currently millennium compliant, but these systems are scheduled to be millennium compliant by the end of summer 1999. The Company has no reason to question the correctness of Tele2's statement or the resonableness of Tele2's time schedule.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Meeting of Stockholders held in Sollentuna, Sweden on January 28, 1999, the following matters were approved:

            (a) The following persons were elected as directors: Lynn Duplessis, Peter Henricsson, Mats Jonnerhag, Bengt Norstrom, Guy Redford, Albert van Urk and Kjell Wallman, each of them receiving 5,137,000 votes constituting 100% of the votes cast.

            (b) The Company's 1998 Stock Incentive Plan was approved, receiving 5,137,000 votes, constituting 100% of the votes cast.

ITEM 5.     OTHER INFORMATION

            None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits


                  Exhibit 27      Financial Data Schedule


            b.    Reports on Form 8-K

                  None.

                                  CELLPOINT INC.
                     (formerly TECHNOR INTERNATIONAL, INC.)
                                 AND SUBSIDIARIES

             Index to Consolidated Financial Statements (Unaudited)
                   for the Fiscal Quarter Ended March 31, 1999


Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Stockholders Equity                            F-5

Consolidated Statements of Cash Flows                                     F-9

Notes to Consolidated Financial Statements                                F-11

                                     CELLPOINT INC.
                   (formerly TECHNOR INTERNATIONAL INC.) AND SUBSIDIARIES
                              (A Development Stage Company)

                              Consolidated Balance Sheet

   ASSETS                                     MARCH 31, 1999       JUNE 30, 1998
 CURRENT ASSETS:                                   UNAUDITED             AUDITED
                                                   ---------             -------
Cash and cash equivalents                         $1,010,361            $764,063
Stock subscriptions receivable                           - -           2,346,667
Option for shares in Wasp                                              4,050,000
Accounts and interest receivables                    120,285                 - -
Prepaid expenses                                     100,000              40,653
Other receivables                                     32,208              70,814
                                                  ----------               -----
TOTAL CURRENT ASSETS                               1,262,854           7,272,737

LONG-TERM ASSETS:
Purchased technology, net of amortization of      11,001,390                 - -
$148,610
Intangible assets, net of amortization of $17,083    392,917                 - -
Investment in affiliate                              500,000           4,250,000
Machinery and equipment, net of depreciation of      150,547             110,092
$34,522 and $6,860, respectively
                                                     -------             -------
TOTAL LONG-TERM ASSETS                            12,044,854           4,360,092
                                                  ----------           ---------
TOTAL ASSETS                                     $13,307,708         $11,632,829
                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses                                     $99,318            $270,901
ACCOUNTS PAYABLE                                      58,627             247,040
ADVANCES FROM EMPLOYEE DUE TO SHAREHOLDERS               - -             250,000
OTHER CURRENT LIABILITIES                            500,000             151,554
                                                     -------
TOTAL CURRENT LIABILITIES                            657,945             919,495
                                                     -------             -------
TOTAL LIABILITIES                                    657,945             919,495
                                                     -------             -------
STOCKHOLDERS' EQUITY:

Preferred shares ($0.001 par value; 3,000,000             --                 - -
shares authorized, no shares issued)



Common stock ($0.001 par value; 22,000,000             8,190               6,665
shares authorized, 7,440,000 shares issued and
750,000 shares to be issued)

Shares subscribed ($0.001 par value; 775,000             - -                 775
common shares)

Additional paid in capital                        14,961,373          11,662,123

Cumulative translation adjustment                        - -                 363

Accumulated deficit                               (2,319,800)           (836,592)
                                                  -----------           ---------
                                                  12,649,763          10,833,334

LESS: SUBSCRIPTIONS RECEIVABLE (30,000 SHARES)           - -            (120,000)
                                                  -----------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY        $13,307,708          $11,632,829
                                                  ==========          ===========

                                      CELLPOINT INC.
                           (Formerly TECHNOR INTERNATIONAL INC.)
                                       AND SUBSIDIAIES
                               (A Development Stage Company)

                          Consolidated Statements of Operations
                                     (Amounts in US$)

                                                                               Period from
                                                                               February 28,
                              THREE MONTHS ENDED        NINE MONTHS ENDED         1997
                            ----------------------  -------------------------  (inception)
                            March 31,    March 31,   March 31,    March 31,      through
                              1999         1998        1999         1998        March 31,
                           (unaudited)  (unaudited) (unaudited)  (unaudited)      1999
                           $           $           $             $
Sales, net                          -           -            -            -            - -
Cost of sales                       -           -            -            -            - -
Gross profit                        -           -            -            -            - -
Selling, general and
administrative expenses      (507,089)   (255,104)  (1,296,409)    (322,542)     (2,149,813)
Depreciation and
amortization                 (175,077)     (1,438)    (193,520)      (1,438)       (200,245)
                             --------      ------    --------       ------       --------
   Total operating expenses  (682,166)   (256,542)  (1,489,929)    (323,980)     (2,350,028)

Loss from operations         (682,166)   (256,542)  (1,489,929)    (323,980)     (2,350,028)
Net interest income             9,306         803        6,721          803          30,258
                             --------      ------    ---------     --------       --------
   Net Loss                $ (672,860) $ (255,739) $(1,483,208)  $ (324,783)    $(2,319,800)
                             --------     -------    ---------      -------       ---------
                             --------     -------    ---------      -------       ---------

Net loss per share basic and
diluted                        $(0.09)     $(0.05)      $(0.20)      $(0.07)
                             --------     -------    ---------      -------
                             --------     -------    ---------      -------
Weighted average shares     7,440,000   4,715,000    7,502,500    4,715,000
outstanding basic and diluted

                                      CELLPOINT INC.
                           (Formerly TECHNOR INTERNATIONAL INC.)
                                     AND SUBSIDIARIES
                               (A Development Stage Company)

           Consolidated Statements of Stockholders' Equity (unaudited)
                                (Amounts in US$)

                           COMMON SHARES     COMMON SHARES TO BE   ADDITIONAL  DEFICIT       SUBSCRIP-   ACCUMULAT    TOTAL
                              ISSUED                ISSUED         PAID-IN     ACCUMULATED   TIONS       ED OTHER
                                                                   CAPITAL     DURING THE    RECEIVABLE  COMPREHEN
                                                                               DEVELOPMENT               SIVE
                                                                               STAGE                     INCOME
                                                                                                         (LOSS)
                        Number of  Amount   Number of   Amount
                        Shares     (par     Shares      (par value
                                   value                $0.001)
                                   $0.001)
Balance, February 28,
1997 (inception)

Comprehensive income
(loss)

   Net loss                                                                         ($24,021)                           ($24,021)

   Other comprehensive
   income (loss)

   Currency translation                                                                                                  -------
   adjustment

Comprehensive loss for                                                                                                   (24,021)
fiscal year                                                                                                              -------

April 1997-Share                              3,500,000     $3,500                                                         3,500
subscription at par value



                           COMMON SHARES     COMMON SHARES TO BE   ADDITIONAL  DEFICIT       SUBSCRIP-   ACCUMULAT    TOTAL
                              ISSUED                ISSUED         PAID-IN     ACCUMULATED   TIONS       ED OTHER
                                                                   CAPITAL     DURING THE    RECEIVABLE  COMPREHEN
                                                                               DEVELOPMENT               SIVE
                                                                               STAGE                     INCOME
                                                                                                         (LOSS)
                        Number of  Amount   Number of   Amount
                        Shares     (par     Shares      (par value
                                   value                $0.001)
                                   $0.001)
June 1997-Share                                 500,000        500     $98,262                                            98,762
subscripiton at ($0.20 per
share, net of offering
costs
                         --------- -------- ----------- ----------  ----------   ------------ ----------- ----------- ----------
Balance, June 30, 1997                        4,000,000      4,000      98,262       (24,021)                             78,241
                         --------- -------- ----------- ----------  ----------   ------------ ----------- ----------- ----------
September 1997-Shares
issued                   4,000,000   $4,000  (4,000,000)     4,000           -             -           -            -          -

Comprehensive income
(loss)

   Net loss                                                                         (812,571)                           (812,571)

   Other comprehensive
   income (loss)

   Currency translation                                                                                           363        363
   adjustment                                                                                                         ----------

Comprehensive loss for                                                                                                  (812,208)
fiscal year



                           COMMON SHARES     COMMON SHARES TO BE   ADDITIONAL  DEFICIT       SUBSCRIP-   ACCUMULAT    TOTAL
                              ISSUED                ISSUED         PAID-IN     ACCUMULATED   TIONS       ED OTHER
                                                                   CAPITAL     DURING THE    RECEIVABLE  COMPREHEN
                                                                               DEVELOPMENT               SIVE
                                                                               STAGE                     INCOME
                                                                                                         (LOSS)
                        Number of  Amount   Number of   Amount
                        Shares     (par     Shares      (par value
                                   value                $0.001)
                                   $0.001)
January 1998-Share
subscription at $1.25 per
share, net of offering     715,000      715          -          -      855,535             -           -
costs

May 1998-Shares in               -        -   1,950,000      1,950   7,798,050             -           -            -  7,800,000
connection with Wasp
acquisition

June 1998-Share                 --       --     775,000        775   2,910,276             -           -            -  2,911,051
subscription at $4.00 per
share, net of offering
costs

Subscriptions receivable,        -        -           -          -           -             -   $(120,000)           -   (120,000)
not yet paid
                         --------- -------- ----------- ----------  ----------   ------------ ----------- ----------- ----------
BALANCE, JUNE 30, 1998   4,715,000    4,715   2,725,000      2,725  11,662,123      (836,592)   (120,000)         363 10,713,334
                         --------- -------- ----------- ----------  ----------   ------------ ----------- ----------- ----------
1998-Shares issued       2,725,000    2,725  (2,725,000)    (2,725)          -             -           -            -         --

Comprehensive income
(loss)

   Net loss                                                                       (1,483,208)                         (1,483,208)



                           COMMON SHARES     COMMON SHARES TO BE   ADDITIONAL  DEFICIT       SUBSCRIP-   ACCUMULAT    TOTAL
                              ISSUED                ISSUED         PAID-IN     ACCUMULATED   TIONS       ED OTHER
                                                                   CAPITAL     DURING THE    RECEIVABLE  COMPREHEN
                                                                               DEVELOPMENT               SIVE
                                                                               STAGE                     INCOME
                                                                                                         (LOSS)
                        Number of  Amount   Number of   Amount
                        Shares     (par     Shares      (par value
                                   value                $0.001)
                                   $0.001)
   Other comprehensive
   income (loss)
   Currency translation                                                                                          -363        (363)
   adjustment
Comprehensive loss for                                                                                                 (1,483,571)
fiscal year
Subscriptions paid               -        -           -          -           -             -     120,000            -     120,000

Shares issued in                 -        -     500,000        500   2,299,500             -           -           --   2,300,000
connection with
purchased technology

Shares issued in                 -        -     250,000        250     999,750             -           -           --   1,000,000
connection with
marketing agreement
                         --------- -------- ----------- ----------  ----------   ------------ ----------- ----------- -----------
BALANCE, MARCH 31,       7,440,000   $7,440           -          - $14,961,373   $(2,319,800)          -            - $12,649,763
1999                     --------- -------- ----------- ----------  ----------   ------------ ----------- ----------- -----------

                                    CELLPOINT INC.
                         (Formerly TECHNOR INTERNATIONAL INC.)
                                   AND SUBSIDIARIES
                            (A Development Stage Company)
                Consolidated Statements of Cash Flow (unaudited)
                                (Amounts in US$)

                                          NINE MONTHS ENDED
                                          ------------------
                                                                  Period from February 28, 1997
                                        March 31,      March 31,  (inception) through March 31,
                                          1999           1998           1999 (unaudited)
                                       (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss ..........................   $(1,483,208)     $(324,783)         $(2,319,800)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Translation adjustment ............          (363)          --                   --
Depreciation and
amortization ......................       193,520          1,438              200,245

EFFECTS OF CHANGES IN
OPERATING ASSETS AND
LIABILITIES:
Accounts and interest
receivables .......................       (81,679)          --               (152,493)
Prepaid expenses ..................       (59,347)       (40,653)            (100,000)
Accrued expenses and other
current liabilities ...............      (171,583)       117,757               99,318
Accounts payable ..................      (188,413)       120,757               58,627
Advances from employee ............      (133,357)       133,357                 --
Other .............................       (18,197)          --                (18,032)
                                       ----------     ----------           ----------

NET CASH USED IN OPERATING
ACTIVITIES ........................    (1,942,627)        (4,997)          (2,232,135)
                                       ----------     ----------           ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in affiliate ...........      (250,000)          --               (500,000)
Purchase of fixed assets ..........       (28,282)       (99,993)            (128,275)
                                       ----------     ----------           ----------

NET CASH USED IN INVESTING
ACTIVITIES: .......................      (278,282)       (99,993)            (628,275)
                                       ----------     ----------           ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from issuance
of shares .........................     2,466,667        813,750            3,870,771
                                       ----------     ----------           ----------

NET CASH PROVIDED BY
FINANCING ACTIVITIES ..............     2,466,667        813,750            3,870,771
                                       ----------     ----------           ----------


Increase in cash and cash
equivalents .......................       245,758        392,533            1,010,771

Cash and cash equivalents,
beginning of period................       764,603        103,700                 --
                                       ----------     ----------           ----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD.....................   $  1,010,361     $  496,233         $      1,010
                                       ----------     ----------           ----------
                                       ----------     ----------           ----------

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

Nature of Report. The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission, and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented, have been made. The results of opeations for interim periods are not necessarily indicative of the operating results for the full year.

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

2. TRANSACTIONS WITH NOVEL ELECTRONIC SYSTEMS & TECHNOLOGIES, WASP INTERNATIONAL (PTY) LTD.

            On May 26, 1998, the Company entered into an agreement with Wasp International to acquire a licence for Wasp International's positioning system technology and a two-step option to purchase 100% of the shares in Wasp International in exchange for a combination of shares of the Company and cash.

            On June 20, 1998, the Company exercised the first option and purchased 25 % of the shares of Wasp International.

            The total transaction amounted to a share transfer of 1,950,000 shares of the Company's Common stock valued at $4 per share and $ 500,000 in cash.

            The original agreements were amended and restated effective February 28, 1999 as follows:

The Company acquired:

o     100 % of Wasp International (Pty) Ltd., (including the development team)

o Intellectual Property Rights (IPR) and total ownership of the technology for use throughout the world, except Africa south of the Sahara was acquired from the owners of the technology, Novel Electronic Systems & Technologies.

o 10 % of the common Stock of Wasp SA (Pty) Ltd. ("Wasp SA") - Wasp SA is the company with the current operations in South Africa and Intellectual Property Rights (IPR) for Africa, south of the Sahara.

The total consideration in the above transactions was as follows:

o 2,450,000 shares in the Company at the market price of $4 per share which amounted to $9,800,000 plus a $50,000 cash payment to Novel Electronic Systems & Technologies for the Intellectual Property Rights. (Of the above amount of shares, 1,950,000 shares were already issued under the previous agreements before the amendment).

o $950,000 to the shareholders of Wasp International (Pty) Ltd. (subsequently renamed Cellpoint Systems SA (Pty) Ltd.) comprising $450,000 for the acquisition of Wasp International (Pty.) Ltd. and $500,000 for the 10% interest in Wasp SA (Of the above, $500,000 had already been paid under the previous agreements before the amendment).

Under the revised agreements, the Company could possibly have to issue up to an additional 75,000 shares and pay a maximum of $750,000 at the end of 1999 if certain stock price targets are not met. The cost of shares which could potentially be issued has been recorded at market value at the time of the agreement of $4.00 per share with a corresponding credit to additional paid-in capital. The potential additional payment of up to $750,000 has not been recorded.

In connection with the acquisition of Wasp SA, the excess purchase price over the book value of assets acquired was allocated to employment contracts.

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


                                    CELLPOINT INC.


                                    By /s/ PETER HENRICSSON
                                       -------------------------------------
                                       Peter Henricsson
                                       President and Chief Executive Officer

Date: October 6, 1999