Form 10QSB
period 1999-09-30
CELLPOINT INC
filed 1999-11-19
CIK 1046607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

/  /     Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number     000-25205

                                 CELLPOINT INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                       52-2032380
            ------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                 SOFIELUNDSVAGEN 4, S-191 47, SOLLENTUNA, SWEDEN
                    (Address of principal executive offices)

                                011-468-544-90000
                (Issuer's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No  __________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes  _______  No  __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 2, 1999:
8,265,000 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

         Transitional Small Business Disclosure Format (check one):

Yes  _______  No   X

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  The financial statements for the Company's fiscal quarter ended September 30, 1999 are attached to this Report, commencing at page F-1.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   CellPoint Inc. and its subsidiaries, CellPoint Systems AB and CellPoint Systems S.A. (Pty) Ltd., are development stage companies
(collectively referred to as the "Company"). The Company has limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of the Company will result in successful product commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

                  The report of the Company's independent accountants, BDO International AB, on the Company's financial statements for the fiscal years ended June 30, 1998 and June 30, 1999, includes a statement that the Company is a development stage company, with no revenues, which has sustained losses from operations since inception. The auditors have stated that there is substantial doubt about the ability of the Company to continue as a going concern. Investors in the Company's shares should review carefully the report of BDO International AB. There can be no assurances that the Company will be able to continue as a going concern.

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and elsewhere in the Registration Statement on Form 10-SBA-1 on file with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of cellular positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

                  For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS

                  The Company commenced operations in February 1997. The Company has had only minimal commercial revenues to date and has relied solely upon proceeds from the sale of its securities to fund its operations.

                  The Company has funded its operations to date out of proceeds from equity offerings. During the quarter ended September 30, 1999, the Company earned revenue of $81,319 from its contracts, as compared to no revenues in the quarter ended September 30, 1998. For the fiscal quarter ended September 30, 1999, the Company incurred a net loss of ($1,787,985), as compared to a net loss of ($283,651) during the fiscal quarter ended
September 30, 1998.

                  During the first quarter of fiscal 2000 ending September 30, 1999, the Company had total operating expenses of $1,358,544, which represents a significant increase over $272,966 of operating expenses during the comparable quarter in 1998. This increase resulted from the Company's efforts in expanding its operations to achieve commercialization of the technology, increasing its marketing activities and expanding its staff and also includes depreciation and amortization expenses of $509,235, primarily related to the purchased technology and Matrix franchising concept. The Company also incurred financial items of $510,760 during the first fiscal quarter, which is mostly attributable to the interest costs and original issue discount associated with the $2,000,000 bridge financing closed in August 1999.

                  The average cash outflow for operations per month during the quarter was approximately $270,000, consisting of salaries and personnel costs (approximately $175,000), rent and other facilities (approximately $7,500), marketing and selling expenses (approximately $25,000), professional services (approximately $45,000), insurance ($2,500), and computers and equipment ($15,000).

                  The number of employees at September 30, 1999 was 36, up from 31 at the June 30, 1999 fiscal year-end.

                  The Company entered into an agreement in April 1999 to provide its technology and related services to a GSM operator in Sweden, Tele2. Tele2 launched commercial services in Sweden for positioning of mobile phones based on the CellPoint System in November 1999. The Company will receive a percentage of the revenue stream created through the new service being offered by Tele2. Those revenue streams are a percentage of fees that Tele2 will collect and include a monthly minimum payment requirement.

                  In July 1999, the Company entered into an agreement with France Telecom Mobiles to provide it's technology and related services in France. Revenues will commence during this evaluation project and significant revenue is expected by management upon completion of the evaluation project.

                  From the Company's inception (February 1997) through September 30, 1999, the Company has had only minimal commercial revenues. At September 30, 1999, the Company had an accumulated loss from operations of ($5,010,831) and an accumulated deficit of ($5,594,328). While the Company has begun to realize a minimum level of revenues from commercial operations since September 30, 1999, there can be no assurances that the Company will be able to expand its revenue-generating operations or that its operations will be profitable.

LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1999, the Company had $1,426,083 in current assets. Cash and cash equivalents amounted to $1,297,148. At June 30, 1999, the Company had total current assets of $236,193. The increase in current assets is attributable to the closing of the Company's $2,000,000 bridge financing in August 1999.

                  The Company's stockholders' equity was $10,030,076 at September 30, 1999, including an accumulated deficit of ($5,264,328), as compared to stockholders' equity of $11,160,902 and an accumulated deficit of ($3,806,343) at its fiscal year end of June 30, 1999.

                  In August 1999, the Company completed a bridge financing in which it issued $2,000,000 of promissory notes and 180,000 common stock purchase warrants. The bridge notes bear interest at 12% per annum and mature in August 2000. Of the warrants issued, 100,000 warrants have an exercise price of $7.49 per share and 80,000 warrants have an exercise price of $8.04 per share. Madison Securities, Inc. ("Madison") of Chicago, Illinois acted as placement agent for the bridge financing. Madison received commissions equal to 5% of the gross proceeds of the financing plus a $50,000 due diligence retainer. In addition, Madison received warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $7.49 per share. The bridge notes and warrants were sold pursuant to an exemption from registration under Section
4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The bridge notes were repaid in October 1999 out of the proceeds from a private placement. See "Subsequent Events" below.

SUBSEQUENT EVENTS

                  In September 1999, the Company commenced a private offering of its Common Stock for a minimum of $3,000,000 and a maximum of $10,000,000. Such offering consists of Units of 11,250 shares of Common Stock each, at an initial offering price (subject to adjustment) of $100,000. On October 29, 1999, the Company closed the first tranche of such offering, issuing an aggregate of 393,750 shares of Common Stock for gross proceeds of $3,500,000. In such offering, $1,200,000 of bridge notes were exchanged for shares of Common Stock and $841,557 of the gross proceeds were used to repay in full the balance of the bridge notes plus interest accrued on all bridge notes. After paying underwriting commissions, the Company received $1,108,443 in proceeds from the first tranche of the offering. As of November 12, 1999, the Company closed the second and final tranche of the private placement, issuing an aggregate of 731,250 shares for gross proceeds of $6,500,000. Madison is acting as placement agent for the private placement. The Company has agreed to pay
Madison commissions equal to 7% of the gross proceeds from the financing plus a non-accountable expense allowance equal to 3% of the gross proceeds from the financing. In addition, Madison will receive warrants to purchase an aggregate number of shares of Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock placed by Madison in the offering. The warrants to be issued to Madison will have an exercise price of $8.89 per share and will be exercisable from the date which is the first anniversary of the closing of such offering through the third anniversary of such closing date. The Units and the shares of Common Stock are being offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

                  The Company will use the additional capital raised in the private placement to implement its business strategies, including (i) the payment of increased operating expenses such as salaries for additional employees; and (ii) the expansion of marketing activities. The Company currently anticipates that its working capital on hand will be sufficient to fund its operations for at least the next twelve months. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Company. If, as the Company expands its operations, adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. If the Company decides to expand its business faster, or to geographic areas outside of Europe, the Company may need to raise further capital.

YEAR 2000 ISSUES

                  The services of the CellPoint technology are based primarily on technology developed by the South African company Wasp International (Pty) Ltd. Wasp International, the original developers of the technology, issued a Year 2000 compliance statement to the Company wherein it confirmed that all software and hardware is millennium compliant.

                  The CellPoint services to be offered to Swedish customers initially will be contingent upon the supply of communications services and base station data from the Swedish telecommunications operator Tele2. Tele2 has issued a Year 2000 compliance statement to the Company wherein it is confirmed that most of Tele2's systems are currently millennium compliant. A limited number of Tele2's systems are not currently millennium compliant, but these systems are scheduled to be millennium compliant by the end of 1999. The Company has no reason to question the correctness of Tele2's statement or the reasonableness of Tele2's time schedule.

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

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In August 1999, the Company completed a bridge financing in which it issued $2,000,000 of promissory notes and 180,000 common stock purchase warrants. The bridge notes bear interest at 12% per annum and mature in August 2000. Of the warrants issued, 100,000 warrants have an exercise price of $7.49 per share and 80,000 warrants have an exercise price of $8.04 per share. Madison Securities, Inc. ("Madison") of Chicago, Illinois acted as placement agent for the bridge financing. Madison received commissions equal to 5% of the gross proceeds of the financing plus a $50,000 due diligence retainer. In addition, Madison received warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $7.49 per share. The bridge notes and warrants were sold pursuant to an exemption from registration under Section
4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

                  In September 1999, the Company commenced a private offering of its Common Stock for a minimum of $3,000,000 and a maximum of $10,000,000. Such offering consists of Units of 11,250 shares of Common Stock each, at an initial offering price (subject to adjustment) of $100,000. On October 29, 1999, the Company closed the first tranche of such offering, issuing an aggregate of 393,750 shares of Common Stock for gross proceeds of $3,500,000. In such offering, $1,200,000 of bridge notes were exchanged for shares of Common Stock and $841,557 of the gross proceeds were used to repay in full the balance of the bridge notes plus interest accrued on all bridge notes. After paying underwriting commissions, the Company received $1,108,443 in proceeds from the first tranche of the offering. As of November 12, 1999, the Company closed the second and final tranche of the private placement, issuing an aggregate of 731,250 shares for gross proceeds of $6,500,000. Madison is acting as placement agent for the private placement. The Company has agreed to pay
Madison commissions equal to 7% of the gross proceeds from the financing plus a non-accountable expense allowance equal to 3% of the gross proceeds from the financing. In addition, Madison will receive warrants to purchase an aggregate number of share of Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock placed by Madison in the offering. The warrants to be issued to Madison will have an exercise price of $8.89 per share and will be exercisable from the date which is the first anniversary of the closing of such offering through the third anniversary of such closing date. The

Units and the shares of Common Stock are being offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


ITEM 5.           OTHER INFORMATION

                  On October 4, 1999, Technor International, Inc. changed its name to "CellPoint Inc." The Company also changed its trading symbol from "TNOR" to "CLPT".


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits
                           4.1                    Form of Bridge Warrant
                           4.2                    Form of Warrant Issued to Madison Securities, Inc.
                           Exhibit 27             Financial Data Schedule


                  b.       Reports on Form 8-K

                           i. Current Report on Form 8-K, filed September 23, 1999, as amended on October 26, 1999.

                           ii. Current Report on Form 8-K, filed October 5,
                               1999.

      CELLPOINT INC. (FORMERLY TECHNOR INTERNATIONAL INC.) AND SUBSIDIARIES

                 Index to Consolidated Financial Statements



Consolidated Balance Sheets as of September 30, 1999 (unaudited)
  and June 30, 1999 (audited)                                            F-2

Consolidated Statements of Operations for the periods ended
  September 30, 1999 and 1998 and the period from February 28,
  1997 (inception) through September 30, 1999 (unaudited)                F-4

Consolidated Statements of Comprehensive Income for the periods ended September 30, 1999 and 1998 (unaudited) and the period from February 28, 1997 (inception) through September 30, 1999
  (unaudited)                                                            F-5

Consolidated Statements of Cash Flows for the periods ended
  September 30, 1999 and 1998 and the period from February 28,
  1997 (inception) through September 30, 1999 (unaudited)                F-6

Notes to Consolidated Financial Statements                               F-8

      CELLPOINT INC. (FORMERLY TECHNOR INTERNATIONAL INC.) AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                (amounts in US$)


     ASSETS                                                           SEPTEMBER 30, 1999              JUNE 30, 1999
 CURRENT ASSETS:                                                             UNAUDITED                      AUDITED
 ---------------                                                             ---------                      -------
Cash and cash equivalents                                                   $1,297,148                     $180,073

Accounts receivable                                                             22,147                           --

Other assets                                                                    16,183                       15,990

Prepaid expenses                                                                53,101                       19,597

Other receivables                                                               37,504                       20,533
                                                                           -----------                  -----------
TOTAL CURRENT ASSETS                                                         1,426,083                      236,193

LONG-TERM ASSETS:

Purchased technology, net of amortization of $845,838
  and $483,336, respectively                                                 9,304,162                    9,666,664

Intangible assets, net of amortization of $194,446 and $111,112,
  respectively                                                                 805,554                      888,888

Employment contracts, net of amortization of $119,579 and
  $68,331, respectively                                                        303,409                      354,657

Investment in affiliate                                                        500,000                      500,000

Machinery and equipment, net of depreciation of $58,243 and
$46,142, respectively                                                          124,506                      110,140
                                                                           -----------                  -----------

TOTAL LONG-TERM ASSETS                                                      11,037,631                   11,520,349
                                                                           -----------                  -----------

TOTAL ASSETS                                                               $12,463,714                  $11,756,542
                                                                           ===========                  ===========


LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                               $95,626                     $210,732

Accounts payable                                                               159,121                       39,518

Deferred revenue                                                                    --                       58,690

Due to shareholders                                                                 --                      150,000

Due to affiliate                                                               144,731                      123,799

Notes payable                                                                1,670,000                           --

Other current liabilities                                                      364,160                       12,901
                                                                           -----------                  -----------

TOTAL CURRENT LIABILITIES                                                    2,433,638                      595,640
                                                                           -----------                  -----------

TOTAL LIABILITIES                                                            2,433,638                      595,640
                                                                           -----------                  -----------

STOCKHOLDERS' EQUITY:

Preferred shares ($0.001 par value; 3,000,000 shares
authorized, no shares issued)                                                       --                           --

Common stock ($0.001 par value; 22,000,000 shares
authorized, 7,440,000 shares issued and 750,000 shares to
be issued)                                                                       8,190                        8,190

Additional paid-in capital                                                  15,621,373                   14,961,373

Cumulative translation adjustment                                              (5,159)                      (2,318)

Accumulated deficit                                                        (5,594,328)                  (3,806,343)
                                                                           -----------                  -----------

Total stockholders equity                                                  10,030,076                   11,160,902
                                                                           -----------                  -----------

Total liabilities and stockholders equity                                  $12,463,714                  $11,756,542
                                                                           ===========                  ===========

      CELLPOINT INC. (FORMERLY TECHNOR INTERNATIONAL INC.) AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                (Amounts in US$)


                                                                                          Period from
                                                                                          February 28,
                                                          THREE MONTHS ENDED                 1997
                                                          ------------------              (inception)
                                                                                            through
                                                  September 30,        September 30,      September 30,
                                                      1999                 1998               1999

                                                    (unaudited)          (unaudited)      (unaudited)
                                                    -----------          -----------     ---------------
                 Revenue                           $    81,319                              $    81,319

                 Selling, general and
                 administrative expenses              (668,054)            (234,590)         (2,833,736)

                 Professional Fees                    (181,255)             (30,003)         (1,040,391)

                 Depreciation and
                 amortization                         (509,235)              (8,373)         (1,218,023)
                                                   -----------            ---------         -----------

                      Total operating
                      expenses                      (1,358,544)            (272,966)         (5,092,150)



                 Loss from operations               (1,277,225)            (272,966)         (5,010,831)

                 Financial items, net                 (510,760)             (10,685)           (583,497)
                                                   -----------            ---------         -----------

                      Net Loss                     $(1,787,985)           $(283,651)        $(5,594,328)
                                                   ===========            =========         ===========






                 Net loss per share
                 basic and diluted                 $     (0.22)        $      (0.04)
                                                   ===========         ============


                 Weighted average shares
                 outstanding basic and
                 diluted                             8,190,000            7,440,000

      CELLPOINT INC. (FORMERLY TECHNOR INTERNATIONAL INC.) AND SUBSIDIARIES
                          (A Development Stage Company)

                  Consolidated Statements of Comprehensive Income
                                (Amounts in US$)

                                                                Period from
                                                                February 28,
                                                                    1997
                                  THREE MONTHS ENDED            (inception)
                            ------------------------------        through
                            September 30,    September 30,     September 30,
                                1999             1998               1999
                             (unaudited)      (unaudited)      (unaudited)
                            ------------     ------------      ------------
Net loss                    $(1,787,985)     $  (283,651)     $(5,594,328)

Other comprehensive
income (loss)

   Currency translation
   adjustment               $   (2,841)     $       (300)     $    (5,159)
                            -----------      -----------      -----------

Comprehensive loss for
fiscal year                 $(1,790,826)     $  (283,951)     $(5,599,487)
                            -----------      -----------      -----------
                            -----------      -----------      -----------

      CELLPOINT INC. (FORMERLY TECHNOR INTERNATIONAL INC.) AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flow (unaudited)
                                (Amounts in US$)



                                             THREE MONTHS ENDED
                                             ------------------                         Period from February 28,
                                      September 30,      September 30,                1997 (inception) through
                                           1999              1998                        September 30, 1999
                                       (unaudited)        (unaudited)                        (unaudited)
                                      -------------      -------------                 ------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss...........................      $ (1,787,985)         $(283,651)                            $(5,264,328)
Depreciation and
amortization.......................           509,235              8,373                               1,218,023
Noncash financing costs............           330,000                 --                                      --
Adjustments to reconcile net loss to
net cash used in
operating activities:

   Other Assets....................              (193)                --                                 (16,183)
   (Increase) decrease in prepaid
   expenses........................           (33,504)            12,650                                 (53,101)
   (Increase) decrease in short-
   term receivables................           (39,118)                --                                 (59,651)
   (Increase) decrease in accrued
   expenses and other current
   liabilities.....................           177,463           (287,454)                                454,623
   Increase (decrease) in accounts
   payable.........................           119,603           (147,399)                                159,121
   Increase in due to affiliate....            20,932                 --                                 144,731
                                            ---------          ---------                             -----------

NET CASH USED IN OPERATING
ACTIVITIES.........................         (703,567)           (697,481)                             (3,416,765)
                                            ---------          ---------                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology.............               --                  --                                 (50,000)
Purchase of shares in subsidiary
and affiliate......................               --                  --                                (950,000)
Purchase of fixed assets                     (26,517)            (12,463)                               (165,840)
                                            ---------          ---------                             -----------
NET CASH USED IN INVESTING
ACTIVITIES:........................          (26,517)            (12,463)                             (1,165,840)
                                             --------           --------                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) of
stockholders' loans................         (150,000)           (250,000)                                     --
Proceeds from notes payable                2,000,000                  --                               2,000,000
Net proceeds from issuance of shares              --           2,246,667                               3,879,753

NET CASH PROVIDED BY FINANCING
ACTIVITIES.........................         1,850,000          1,996,667                               5,879,753
                                            ---------          ---------                               ---------
Effect of changes in exchange rates
on cash                                        (2,841)               300                                  (5,159)
                                            ---------          ---------                               ---------
Net increase in cash and cash
equivalents........................         1,117,075          1,287,023                               1,297,148
Cash and cash equivalents,
beginning of period................           180,073            764,603                                      --
                                            ---------          ---------                               ---------

CASH AND CASH EQUIVALENTS, END OF
PERIOD.............................        $1,297,148         $2,051,626                              $1,297,148
                                           ----------         ----------                              ----------


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

2.       NOTES PAYABLE

                  During August 1999, the Company closed on a $2 million bridge financing. The Company sold 20 units, each unit consisting of a one-year $100,000 promissory note that bears interest at 12% per annum and a warrant to purchase 4,000 shares of the Company's Common Stock at a price equal to the ten-day average closing bid price prior to closing. The placement agent received commissions of 5% of the total financing and warrants to purchase shares of the Company's common stock equal to 5,000 warrants per unit sold out of proceeds from the Company's private placement. See Note 3. The bridge financing was retired during October 1999. The financing resulted in an original issue discount of $660,000, of which $330,000 has been recorded as a component of financial items on the accompanying statement of operations for the period ended September 30, 1999. The remaining discount will be charged to operation in October 1999 upon retirement of the bridge notes.

3.       SUBSEQUENT EVENT -- PRIVATE PLACEMENT

                  On October 29, 1999, the Company completed the first tranche of its private placement financing, in which it sold an aggregate of 393,750 shares of Common Stock for gross proceeds of $3,500,000. In such offering, $1,200,000 of bridge notes were exchanged for shares of Common Stock, and $841,557 of the gross proceeds were used to repay in full the balance of the bridge notes plus interest accrued on all of the bridge notes. After paying underwriting commissions, the Company received $1,108,443 in proceeds from the first tranche of the offering. As of November 12, 1999, the Company closed the second and final tranche of the private placement, issuing an aggregate of 731,250 shares from gross proceeds of $6,500,000.

                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CELLPOINT INC.



                                   By /s/ PETER HENRICSSON
                                      ---------------------------------------
                                       Peter Henricsson
                                       President and Chief Executive Officer


Date: November 19, 1999