Form 10QSB
period 1999-12-31
CELLPOINT INC
filed 2000-02-14
CIK 1046607

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

/ /      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from_______to_______

Commission file number     000-25205
                          ------------

                                 CELLPOINT INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              52-2032380
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 SOFIELUNDSVAGEN 4, S-191 47, SOLLENTUNA, SWEDEN
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                011-468-544-90000
                           --------------------------
                (Issuer's telephone number, including area code)

          _____________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
     ---            ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes  ________   No  ________

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 14, 1999:
9,390,000 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

         Transitional Small Business Disclosure Format (check one):

Yes             No   X
     ---            ---

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  The financial statements for the Company's second fiscal quarter ended December 31, 1999 are attached to this Report, commencing at page F-1.

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

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below and elsewhere in the Registration Statement on Form 10-SBA-2 on file with the Securities and Exchange Commission. These risks and uncertainties include the rate of market development and acceptance of cellular positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

                  For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999

                  The Company commenced operations in February 1997. The Company has had only minimal commercial revenues to date and has relied solely upon proceeds from the sale of its securities to fund its operations.

                  The Company has funded its operations to date out of proceeds from equity offerings. During the quarter ended December 31, 1999, the Company earned revenue of $272,444 from its contracts, as compared to no revenues in the quarter ended December 31, 1998. For the quarter ended December 31, 1999, the Company incurred a net loss of ($1,910,384), as compared to a net loss of ($526,097) during the quarter ended December 31, 1998.

                  During the quarter ending December 31, 1999, the Company had total operating expenses of $1,884,410, which represents a significant increase over $534,797 of operating expenses during the comparable quarter in 1998. This increase resulted from the Company's efforts in expanding its operations to achieve commercialization of the technology, increasing its marketing and development activities and expanding its staff, and also includes depreciation and amortization expenses of $509,804 primarily related to the purchased technology and Matrix franchising concept. The Company also incurred financial items of $298,418 during the second quarter, which is mostly attributable to the interest costs and original issue discount associated with the $2,000,000 bridge financing closed in August 1999.

                  The average cash outflow for operations per month during the quarter was approximately $450,000, consisting of salaries and personnel costs (approximately $180,000), rent and other facilities (approximately $10,000), marketing and selling expenses (approximately $95,000), professional services (approximately $130,000), insurance ($1,000), and computers and equipment ($32,000).

                  The number of employees at December 31, 1999 was 37, an increase from 31 at the June 30, 1999 fiscal year-end.

                  From the Company's inception (February 1997) through December 31, 1999, the Company has had only $353,763 in commercial revenues. At December 31, 1999, the Company had an accumulated loss from operations of ($6,622,797) and an accumulated deficit of ($7,504,712). While the Company has begun to realize a minimal level of revenues from commercial operations subsequent to December 31, 1999, there can be no assurances that the Company will be able to expand its revenue-generating operations or that its operations will be profitable.

SIX MONTHS ENDED DECEMBER 31, 1999

                  For the six-month period ended December 31, 1999, the Company had revenues of $353,763 from commercial operations. The Company incurred a loss of ($3,698,369) for such six-month period, as compared to a loss of ($810,348) for the six months ended December 31, 1998. Selling, general and administrative expenses were $1,980,381, excluding depreciation and amortization expense of $1,019,039 during the six months ended December 31, 1999. For the six months ended December 31, 1998, selling, general and administrative expenses were $789,320, and depreciation and amortization expense of $18,443.

LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1999, the Company had $7,145,031 in current assets and $608,094 in current liabilities. The Company had working capital of $6,536,937. Cash and cash equivalents amounted to $6,691,344. At June 30, 1999, the Company had total current assets of $236,193 and total current liabilities of $595,640.

                  The Company's stockholders' equity was $17,158,129 at December 31, 1999, including an accumulated deficit of ($7,504,712), as compared to stockholders' equity of $11,160,902 and an accumulated deficit of ($3,806,343) at its fiscal year end of June 30, 1999. The Company will have a tax liability in Sweden to the extent that any options held by employees of the Company are exercised; however, to date, such liability has not been incurred since no options have been exercised. In addition, because the shares underlying such options have not yet been registered under the Securities Act of 1933, as amended, the Company does not expect to incur such tax expense in the near future.

                  In August 1999, the Company completed a bridge financing in which it issued $2,000,000 of promissory notes and 180,000 common stock purchase warrants. The bridge notes bore interest at 12% per annum and were scheduled to mature in August 2000. Of the warrants issued, 100,000 warrants have an exercise price of $7.49 per share and 80,000 warrants have an exercise price of $8.04 per share. Madison Securities, Inc. ("Madison") of Chicago, Illinois acted as placement agent for the bridge financing. Madison received commissions equal to 5% of the gross proceeds of the financing plus a $50,000 due diligence retainer. In addition, Madison received warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $7.49 per share. The bridge notes and warrants were sold pursuant to an exemption from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The bridge notes were repaid in October 1999 out of the proceeds from a private placement. See "Private Placement" below.

PRIVATE PLACEMENT

                  In September 1999, the Company commenced a private offering of its Common Stock for a minimum of $3,000,000 and a maximum of $10,000,000. Such offering consisted of Units of 11,250 shares of Common Stock each, at an initial offering price of $100,000. On October 29, 1999, the Company closed the first tranche of such offering, issuing an aggregate of 393,750 shares of Common Stock for gross proceeds of $3,500,000. In such offering, $1,200,000 of bridge notes were exchanged for shares of Common Stock and $841,557 of the gross proceeds were used to repay in full the balance of the bridge notes plus interest accrued on all bridge notes. After paying underwriting commissions, the Company received $1,108,443 in proceeds from the first tranche of the offering. As of November 12, 1999, the Company closed the second and final tranche of the private placement, issuing an aggregate of 731,250 shares for gross proceeds of $6,500,000. Madison acted as placement agent for the private placement. The Company paid Madison commissions equal to 7% of the gross proceeds from the financing plus a non-accountable expense allowance equal to 3% of the gross proceeds from the financing. In addition, Madison received warrants to purchase an aggregate number of shares of Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock placed by Madison in the offering. The warrants issued to Madison have an exercise price of $8.89 per share and are exercisable from the date which is the first anniversary of the closing of such offering through the third anniversary of such closing date. The Units and the shares of Common Stock were offered and sold pursuant to an exemption from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

                  The Company will use the additional capital raised in the private placement to implement its business strategies, including (i) the payment of increased operating expenses such as salaries for additional employees; and (ii) the expansion of marketing and development activities. The Company currently anticipates that its working capital on hand will be sufficient to fund its operations for at least the next twelve months. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Company. If, as the Company expands its operations, adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. If the Company decides to expand its business faster, or to geographic areas outside of Europe, the Company may need to raise further capital.

YEAR 2000 ISSUES

                  Many computer systems may have experienced problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company undertook a Year 2000 project to address the Company's readiness and exposure to Year 2000 issues. The Company has assessed its exposure to Year 2000 issues in terms of its products, internally used operating systems, software, and other technology, and third party vendors and suppliers. To date, the Company has not experienced any material Year 2000 problems, although there can be no assurances that such problems will not arise as the Company and its vendors and suppliers operate their respective businesses in the early part of 2000. The Company will continue to monitor its systems and those of its vendors and suppliers.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In August 1999, the Company completed a bridge financing in which it issued $2,000,000 of promissory notes and 180,000 common stock purchase warrants. The bridge notes bore interest at 12% per annum and were scheduled to mature in August 2000. Of the warrants issued, 100,000 warrants have an exercise price of $7.49 per share and 80,000 warrants have an exercise price of $8.04 per share. Madison Securities, Inc. ("Madison") of Chicago, Illinois acted as placement agent for the bridge financing. Madison received commissions equal to 5% of the gross proceeds of the financing plus a $50,000 due diligence retainer. In addition, Madison received warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $7.49 per share. The bridge notes and warrants were sold pursuant to an exemption from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The bridge notes were repaid in October 1999 out of the proceeds from a private placement.

                  In September 1999, the Company commenced a private offering of its Common Stock for a minimum of $3,000,000 and a maximum of $10,000,000. Such offering consisted of Units of 11,250 shares of Common Stock each, at an initial offering price of $100,000. On October 29, 1999, the Company closed the first tranche of such offering, issuing an aggregate of 393,750 shares of Common Stock for gross proceeds of $3,500,000. In such offering, $1,200,000 of bridge notes were exchanged for shares of Common Stock and $841,557 of the gross proceeds were used to repay in full the balance of the bridge notes plus interest accrued on all bridge notes. After paying underwriting commissions, the Company received $1,108,443 in proceeds from the first tranche of the offering. As of November 12, 1999, the Company closed the second and final tranche of the private placement, issuing an aggregate of 731,250 shares for gross proceeds of $6,500,000. Madison acted as placement agent for the private placement. The Company paid Madison commissions equal to 7% of the gross proceeds from the financing plus a non-accountable expense allowance equal to 3% of the gross proceeds from the financing. In addition, Madison received warrants to purchase an aggregate number of share of Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock placed by Madison in the offering. The warrants issued to Madison have an exercise price of $8.89 per share and are exercisable from the date which is the first anniversary of the closing of such offering through the third anniversary of such closing date. The Units and the shares of Common Stock were offered and sold pursuant to an exemption from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 30, 1999, the Company held its annual meeting. At the meeting, the shareholders voted on (i) the proposal to re-elect each of the nominated current directors of the Company, (ii) the proposal to approve the adoption of an amendment to the Company's 1998 Stock

Incentive Plan and (iii) the proposal to ratify the appointment of BDO International AB as the independent auditors of the Company.

                  The proposal to elect Lynn Duplessis as a director of the Company was approved by a vote of 5,229,589 votes in favor of her election, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the election of Lynn Duplessis.

                  The proposal to elect Peter Henricsson as a director of the Company was approved by a vote of 5,229,589 votes in favor of his election, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the election of Peter Henricsson.

                  The proposal to elect Mats Jonnerhag as a director of the Company was approved by a vote of 5,229,589 votes in favor of his election, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the election of Mats Jonnerhag.

                  The proposal to elect Bengt Nordstrom as a director of the Company was approved by a vote of 5,229,589 votes in favor of his election, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the election of Bengt Nordstrom.

                  The proposal to elect Albert van Urk as a director of the Company was approved by a vote of 5,229,589 votes in favor of his election, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the election of Albert van Urk.

                  The proposal to elect Kjell Wallman as a director of the Company was approved by a vote of 5,229,589 votes in favor of his election, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the election of Kjell Wallman.

                  The proposal to approve the adoption of an amendment to the Company's 1998 Stock Incentive Plan was approved by a vote of 4,960,675 votes in favor, with 0 votes against and 268,914 abstentions and no broker non-votes, representing a vote of 100% of the votes cast in favor of the proposal.

                  The proposal to ratify the appointment of BDO International AB as the independent auditors of the Company was adopted by a vote of 5,229,589 votes in favor of the proposal, with 0 votes against and no abstentions and broker non-votes, representing a vote of 100% of the votes cast in favor of the proposal.

ITEM 5.           OTHER INFORMATION

                  On October 4, 1999, Technor International, Inc. changed its name to "CellPoint Inc." The Company also changed its Nasdaq trading symbol from "TNOR" to "CLPT".

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           Exhibit 27    Financial Data Schedule

                  b.       Reports on Form 8-K

                           i. Current Report on Form 8-K, filed September 23, 1999, as amended on October 26, 1999.

                           ii.     Current Report on Form 8-K, filed October 5,
1999.

                           iii.    Current Report on Form 8-K, filed December 8,
1999.

                         CELLPOINT INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             Index to Consolidated Financial Statements (Unaudited)
               as of and for the Quarter Ended December 31, 1999

Consolidated Balance Sheets as of December 31, 1999
 (Unaudited) and June 30, 1998 (Audited)                                    F-2

Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998 (Unaudited), for the six months ended December 31, 1999 and 1998 (Unaudited), and for the period from February 28, 1997 (inception) through December 31, 1999 (Unaudited)
                                                                            F-4

Consolidated Statements of Comprehensive Income for the periods ended
 December 31, 1999 and 1998 (Unaudited) and the period
 from February 28, 1997 (inception) through December 31, 1999
 (Unaudited)                                                                F-5

Consolidated Statements of Cash Flows for the periods ended
 December 31, 1999 and 1998 (Unaudited) and the period
 from February 28, 1997 (inception) through December 31, 1999
 (Unaudited)                                                                F-6

Notes to Consolidated Financial Statements                                  F-8

                         CELLPOINT INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                (Amounts in US$)

                                                                          DECEMBER 31, 1999                JUNE 30, 1999
                                                                             (Unaudited)                     (Audited)
                                                                             -----------                     ---------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                     $6,691,344                      $180,073

Accounts receivable                                                              236,129                            --

Other assets                                                                      15,793                        15,990

Prepaid expenses                                                                  41,679                        19,597

Other receivables                                                                160,086                        20,533
                                                                            ------------                        ------
TOTAL CURRENT ASSETS                                                           7,145,031                       236,193

LONG-TERM ASSETS:

Purchased technology, net of amortization of
$1,208,338 and $483,336, respectively                                          8,941,662                     9,666,664

Matrix franchising concept, net of amortization of $277,779
and $111,112, respectively                                                       722,221                       888,888

Employment contracts, net of amortization of
$170,831 and  $68,331, respectively                                              252,159                       354,657

Investment                                                                       500,000                       500,000

Machinery and equipment, net of depreciation of
$71,015 and $46,142, respectively                                                205,150                       110,140
                                                                                 -------                       -------
TOTAL LONG-TERM ASSETS                                                        10,621,192                    11,520,349
                                                                              ----------                    ----------
TOTAL ASSETS                                                                 $17,766,223                   $11,756,542
                                                                             ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                                 $85,041                      $210,732

Accounts Payable                                                                 281,405                        39,518

Deferred Revenue                                                                     - -                        58,690

Due to Shareholders                                                                  - -                       150,000

Due to Affiliate                                                                     - -                       123,799

Other Current Liabilities                                                        241,648                        12,901
                                                                                 -------                       -------
TOTAL CURRENT LIABILITIES                                                        608,094                       595,640
                                                                                 -------                       -------
TOTAL LIABILITIES                                                                608,094                       595,640
                                                                                 -------                       -------

            See accompanying notes to consolidated financial statements


STOCKHOLDERS' EQUITY:

Preferred shares ($0.001 par value; 3,000,000                                         --                           - -
shares authorized, no shares issued)

Common stock ($0.001 par value; 22,000,000
shares authorized, 9,390,000 shares issued and
6,665,000 shares issued)                                                          9,390                         8,190

Additional paid-in capital                                                   24,620,173                    14,961,373

Cumulative translation adjustment                                                33,278                        (2,318)

Accumulated deficit                                                          (7,504,712)                   (3,806,343)
                                                                              -----------                  ------------
TOTAL STOCKHOLDERS' EQUITY                                                     17,158,129                    11,160,902
                                                                             -----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,766,223                   $11,756,542
                                                                             ===========                   ===========


            See accompanying notes to consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                (Amounts in US$)



                                   Three Months Ended                     Six Months Ended                    Period from February
                           ---------------------------------       ---------------------------------          28, 1997 (inception)
                            December 31,        December 31,        December 31,        December 31,                  through
                               1999               1998                 1999                1998                 December 31, 1999
                           (unaudited)         (unaudited)         (unaudited)          (unaudited)                (unaudited)
                           -----------         -----------         -----------          -----------                -----------

Sales, net               $    272,444         $       - -         $    353,763          $        --               $    353,763
                          -----------          ----------         ------------            ---------                  ---------
Selling, general and
administrative
expenses                  (1,312,327)           (524,727)          (1,980,381)            (789,320)                (4,146,063)

Professional Fees            (62,279)                 - -            (243,534)                   --                (1,102,670)

Depreciation and
amortization                (509,804)            (10,070)          (1,019,039)             (18,443)                (1,727,827)
                            ---------            --------          -----------             --------             --------------
     TOTAL OPERATING
     EXPENSES             (1,884,410)           (534,797)          (3,242,954)            (807,763)                (6,976,560)
                          -----------          ----------         ------------            ---------                  ---------
Loss from operations      (1,611,966)           (534,797)          (2,889,191)            (807,763)                (6,622,797)
                          -----------          ----------         ------------            ---------                  ---------
Interest expense, net
of interest income
and other                   (298,418)             (8,100)            (809,178)              (2,585)                  (881,915)
                          -----------          ----------            --------               -------                  ---------
     NET LOSS            $(1,910,384)          $(526,697)         $(3,698,369)          $ (810,348)               $(7,504,712)
                          ===========           =========         ===========            ==========                ===========

Net loss per share
basic and diluted        $     (0.22)       $      (0.07)          $    (0.43)          $    (0.11)
                          ===========        ============          ===========          ===========
Weighted average
shares outstanding
basic and diluted          8,863,750           7,440,000            8,525,875            7,440,000


            See accompanying notes to consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Consolidated Statement of Comprehensive Income
                                (Amounts in US$)


                                                                                      Period from
                                                                                     February 28,
                                               Six Months Ended                          1997
                                                                                     (inception)
                                                                                       through
                                           December 31,          December 31,         December 31,
                                              1999                  1998                 1999
                                           (Unaudited)           (Unaudited)          (Unaudited)
                                           -----------           -----------          -----------

Net loss                                 $ (3,698,369)         $   (810,348)         $(7,504,712)

Other comprehensive
income (loss)

     Currency translation
     adjustment                                35,596                (1,113)              33,278
                                       ---------------         -------------        -------------
Comprehensive loss for                    $(3,662,773)            $(811,461)         $(7,471,434)
fiscal year                               ============            ==========         ============


            See accompanying notes to consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flow
                                (Amounts in US$)


                                                   Six Months Ended
                                                                                          Period from February 28,
                                             December             December                   1997 (inception) through
                                             31, 1999             31, 1998                      December 31, 1999
                                           (Unaudited)           (Unaudited)                       (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss............................       $(3,698,369)           $(810,348)                       $(7,504,712)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Depreciation and amortization.......          1,619,040               18,443                          1,727,827
Noncash financing costs.............            660,000                   --                            660,000

CHANGES IN OPERATING
ASSETS AND LIABILITIES:

   Subscription receivables.........                 --            2,379,472                                 --
   (Increase) decrease in
   accounts receivable..............          (236,129)                   --                          (236,129)
   (Increase) decrease in
   prepaid expenses.................           (22,082)             (34,020)                           (41,679)
   (Increase) decrease in
   other receivables................          (139,356)             (29,553)                          (160,086)
   Increase in accrued
   expenses and other
   current liabilities..............             44,366            (462,299)                            337,410
   Increase (decrease) in
   accounts payable.................            241,887            (119,418)                            281,405
   Decrease in due to affiliate.....            123,799                   --                                --
                                            -----------        -------------                       ------------

NET CASH USED IN OPERATING
ACTIVITIES..........................        (2,254,442)              942,277                        (4,935,964)
                                            -----------              -------                        -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of technology..............                 --                   --                           (50,000)
Purchase of shares in
subsidiary and affiliate............                 --                   --                          (950,000)
Purchase of fixed assets............          (119,883)             (23,464)                          (285,723)
                                              ---------             --------                          ---------
NET CASH USED IN INVESTING
ACTIVITIES..........................          (119,883)             (23,464)                        (1,285,723)
                                              ---------             --------                        -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advances (payments) of
stockholders' loans.................          (150,000)                   --                                 --
Proceeds from notes payable.........         2,000,000                   --                          2,000,000



Net proceeds from issuance
of shares...........................          9,000,000                   --                           12,879,753
Payments for notes payable..........         (2,000,000)                  --                           (2,000,000)
                                            -----------           ----------                          -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES................          8,850,000                   --                           12,879,793
                                            -----------           ----------                          -----------
Effect of changes in
exchange rates on cash..............             35,596              (1,113)                               33,278
                                            -----------           ----------                          -----------
Increase in cash and cash
equivalents.........................          6,511,271              917,700                            6,691,344
Cash and cash equivalents,
beginning of period.................            180,073              764,603                                   --
                                            -----------           ----------                          -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD.......................         $6,691,344           $1,682,303                           $6,691,344
                                            -----------           ----------                          -----------
                                            -----------           ----------                          -----------


See accompanying notes to the consolidated financial statements.

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

3.       COMMITMENTS AND CONTINGENCIES

                  The Company will incur tax expense related to all options exercised by Swedish option holders. To date no options have been exercised.

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

Date: February 14, 2000