Form 10QSB
period 2000-03-31
CELLPOINT INC
filed 2000-05-15
CIK 1046607

SEC 2344  POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
 (5-99)   CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
          FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________ Commission file number 0-25205


                                 CELLPOINT INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                      52-2032380
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                 SOFIELUNDSVAGEN 4, SOLLENTUNA S 191 47, SWEDEN
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (011) 468-544-90000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes _______________________ No _______________________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 14, 2000:
10,465,000 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              The financial statements for the Company's fiscal quarter ended March 31, 2000 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, as amended ("Fiscal 1999"), and in the Company's Registration Statement on Form 10-SB/A-2 filed with the SEC, which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

              CellPoint Inc. and its subsidiaries (collectively referred to as the "Company") have had only a limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that unanticipated technical or other problems will not occur which would result in material delays in product commercialization or that the efforts of the Company will result in successful product commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

              The report of the Company's independent accountants, BDO International AB, on the Company's financial statements for the fiscal years ended June 30, 1998 and June 30, 1999, includes a statement that the Company is a development stage company, with no revenues, which has sustained losses from operations since inception. The auditors have stated that there is substantial doubt about the ability of the Company to continue as a going concern. The Company started selling its systems in the first quarter of fiscal 2000, and as a result, has emerged from development stage.

              For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000

              The Company commenced operations in February 1997. The Company has relied heavily upon proceeds from the sale of its securities to fund its operations.

              During the quarter ended March 31, 2000, the Company earned revenue of $265,511 from its contracts, as compared to no revenues in the quarter ended March 31, 1999. For the quarter ended March 31,

2000, the Company incurred a net loss of ($2,813,451), as compared to a net loss of ($672,861) during the quarter ended March 31, 1999. At March 31, 2000, the Company had an accumulated deficit of ($10,318,163). While the Company has begun to realize revenues from commercial operations subsequent to December 31, 1999, there can be no assurances that the Company will be able to expand its revenue-generating operations or that its operations will be profitable.

              During the quarter ended March 31, 2000, the Company had total operating expenses of $3,007,332, which represents a significant increase over $682,166 of operating expenses during the comparable quarter in 1999. This increase resulted from the Company's efforts in implementation of its commercial operations, the running of pilot programs, the expansion of its operations to achieve commercialization of the technology, increasing its marketing and development activities and expanding its staff, and also includes depreciation and amortization expenses of $1,379,378 primarily related to the purchased technology and Matrix franchising concept.

              The number of employees at March 31, 2000 was 66, an increase from 31 at the June 30, 1999 fiscal year-end.

              On February 29, 2000, the Company acquired, through its wholly-owned indirect subsidiary, CellPoint Swedish Holdings Ltd., a corporation organized under the laws of England and Wales ("Holdings"), all of the capital stock (the "Unwire Stock") of Unwire AB (publ), org. no. 556522-7617, a corporation organized under the laws of Sweden ("Unwire"). Unwire develops systems and equipment for GSM positioning and telematics and holds unique patents for positioning. The purchase price for the Unwire Stock was approximately $72 million. The Company paid the purchase price by (i) issuing to the stockholders of Unwire an aggregate of 1,075,000 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), and
(ii) paying to such stockholders and aggregate of US $1,178 as compensation for fractional shares not issued. The Company indirectly acquired the assets of Unwire through the acquisition by Holdings, its subsidiary, of all of the capital stock of Unwire. The assets of Unwire include, but are not limited to,
(i) cash on hand, (ii) accounts and accounts receivable, (iii) prepaid expenses,
(iv) furniture and fixtures, machinery and equipment, and inventory in all forms, (v) leases, (vi) intellectual property and proprietary rights and interests and (vii) contracts and contract rights. These assets are used in connection with Unwire's business which focuses on the development of systems and equipment for GSM positioning and telematics. The Company intends to continue such use of the assets of Unwire.

NINE MONTHS ENDED MARCH 31, 2000

              For the nine months ended March 31, 2000, the Company had aggregate commercial revenues of $619,274. The Company incurred a loss of ($6,511,820) for such nine-month period, as compared to a loss of ($1,483,208) for the nine months ended March 31, 1999. Selling, general and administrative expenses were $2,580,902, excluding depreciation and amortization expense of $2,398,419 during the nine months ended March 31, 2000. For the nine months ended March 31, 1999, selling, general and administrative expenses were $1,296,409, and depreciation and amortization expense of $193,520.

              The Company also incurred financial items of $818,348 during the nine months ended March 31, 2000, which is mostly attributable to the interest costs and original issue discount associated with the $2,000,000 bridge financing closed in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

              At March 31, 2000, the Company had $5,888,512 in current assets and $1,817,329 in current liabilities. The Company had working capital of $4,071,183 at March 31, 2000. Cash and cash equivalents amounted to $4,874,541. At June 30, 1999, the Company had total current assets of $236,193 and total current liabilities of $595,640.

              The Company's stockholders' equity was $84,944,179 at March 31, 2000, including an accumulated deficit of ($10,318,163), as compared to stockholders' equity of $11,160,902 and an accumulated deficit of ($3,806,343) at its fiscal year end of June 30, 1999. The Company will have a tax liability in Sweden to the extent that any options held by employees of the Company are exercised; however, to date, such liability has not been incurred since no options have been exercised. In addition, because the shares underlying such options have not yet been registered under the Securities Act of 1933, as amended, the Company does not expect to incur such tax expense in the near future.

              The Company currently anticipates that its working capital on hand plus funds to be raised from a best efforts private placement currently being negotiated by the Company will be sufficient to fund its operations for at least the next twelve months. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Company. If, as the Company expands its operations, adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. If the Company decides to expand its business faster, or to geographic areas outside of Europe, the Company may need to raise further capital.

RECENT DEVELOPMENTS

              On May 4, 2000, the Company entered into an agreement with Yahoo Sverige AB of Sweden ("Yahoo") pursuant to which the Company and Yahoo agreed to co-market a person-to-person locator service for mobile phones. The service will be called "Yahoo! Find-A-Friend". Using CellPoint's Finder! technology, Yahoo! Find-A-Friend allows users to actually pinpoint the location of the friend or colleague they are trying to contact. Yahoo and CellPoint will co-market Yahoo! Find-A-Friend to mobile network providers. The service can easily be bundled with pre-paid network packages as an added value feature to maintain customer loyalty and attract new subscribers. Yahoo! Find-A-Friend can be used anywhere in the world where there is a GSM network in place.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

         (a)  None.

         (b)  None.

         (c) On February 29, 2000, the Company acquired, through its wholly-owned indirect subsidiary, CellPoint Swedish Holdings Ltd., a corporation organized under the laws of England and Wales ("Holdings"), all of the capital stock (the "Unwire Stock") of Unwire AB (publ), org. no. 556522-7617, a corporation organized under the laws of Sweden ("Unwire"). Unwire develops systems and equipment for GSM positioning and telematics and holds unique patents for positioning. The purchase price for the Unwire Stock was approximately $72 million. The Company paid the purchase price by (i) issuing to the stockholders of Unwire an aggregate of 1,075,000 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) paying to such stockholders and aggregate of US $1,178 as compensation for fractional shares not issued. The Company issued the Shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has agreed to register the Shares under the Securities Act no later than December 31, 2000.

         (d)  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              ---------------------------------------------------------

              ---------------------------------------------------------
              Exhibit 27   --  Financial Data Schedule
              ---------------------------------------------------------

         (b)  Reports on Form 8-K

              Current Report on Form 8-K, filed March 13, 2000
              Current Report on Form 8-K, filed May 15, 2000

                         CELLPOINT INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2000


Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and June 30, 1999
(Audited).......................................................................F-2

Consolidated Statements of Operations for the three months ended
March 31, 2000 and March 31, 1999 (Unaudited), and the nine-month periods ended March 31, 2000 and March 31, 1999 (Unaudited).............................F-4

Consolidated Statements of Comprehensive Income for the nine-month periods ended March 31, 2000 and 1999 (Unaudited).......................................F-5

Consolidated Statements of Cash Flows for the nine-month periods ended
March 31, 2000 and 1999 (Unaudited).............................................F-6

Notes to Consolidated Financial Statements......................................F-8


                         CELLPOINT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                (AMOUNTS IN US$)



                                                               MARCH 31, 2000   JUNE 30, 1999
                                                                (UNAUDITED)      (AUDITED)
                                                                ------------    ------------
CURRENT ASSETS:

Cash and cash equivalents                                       $  4,874,541    $    180,073

Accounts receivable                                                  142,988              --
Other assets                                                          76,376          15,990
Prepaid expenses                                                     278,865          19,597
Other receivables                                                    312,766          20,533

Inventory                                                            202,976
                                                                ------------    ------------

TOTAL CURRENT ASSETS                                               5,888,512         236,193

LONG-TERM ASSETS:

Purchased technology, net of amortization of $1,570,838 and
$483,336, respectively                                             8,579,162       9,666,664

Matrix franchising concept, net of amortization of $361,112
and $111,112, respectively                                           638,888         888,888

Employment contracts, net of amortization of $222,079 and
$68,331, respectively                                                200,909         354,657

Investment                                                           500,000         500,000


Patents and trademarks, net of amortization                          144,834              --


Capitalized software development costs                               322,099              --


Goodwill, net of amortization of $846,090                         70,885,455              --

Machinery and equipment, net of depreciation of $84,019 and
$46,142, respectively                                                261,649         110,140
                                                                ------------    ------------

TOTAL LONG-TERM ASSETS                                            81,532,996      11,520,349
                                                                ------------    ------------

TOTAL ASSETS                                                      87,421,508    $ 11,756,542
                                                                ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                     980,670    $    210,732
Accounts payable                                                     369,068          39,518
Deferred revenue                                                          --          58,690
Due to shareholders                                                       --         150,000
Due to affiliate                                                          --         123,799

Other loans                                                          843,482              --
Other current liabilities                                            284,109          12,901
                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                          2,477,329         595,640
                                                                ------------    ------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               MARCH 31, 2000   JUNE 30, 1999
                                                                 (UNAUDITED)      (AUDITED)
                                                                ------------    ------------
TOTAL LIABILITIES                                                  2,477,329         595,640
                                                                ------------    ------------

STOCKHOLDERS' EQUITY:

Preferred shares ($0.001 par value; 3,000,000 shares
authorized, no shares issued)                                             --              --

Common Stock ($0.001 par value; 22,000,000 shares authorized,
10,465,000 shares issued and 6,665,000 shares issued)                 10,465           8,190

Additional paid-in capital                                        95,300,348      14,961,373

Cumulative translation adjustment                                    (48,471)         (2,318)

Accumulated deficit                                              (10,318,163)     (3,806,343)

Total stockholders' equity                                        84,944,179      11,160,902
                                                                ------------    ------------

Total liabilities and stockholders' equity                      $ 87,421,508    $ 11,756,542
                                                                ------------    ------------
                                                                ------------    ------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CELLPOINT INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                (Amounts in US$)




                                        Three Months Ended              Nine Months Ended
                                        ------------------              -----------------
                                     March 31,       March 31,         March 31,   March 31,
                                       2000            1999             2000         1999
                                    (Unaudited)     (Unaudited)      (Unaudited)  (Unaudited)
                                    -----------     -----------      -----------  ----------
Sales, net                          $   265,511             --       $  619,274           --

Cost of sales                            62,458             --           62,458           --
                                    -----------     ----------      -----------   ----------

Gross profit                            203,053             --          556,816           --
                                    -----------     ----------      -----------   ----------

Selling, general and
administrative expenses                (600,521)      (507,089)      (2,580,902)  (1,296,409)

Professional fees                    (1,027,433)            --       (1,270,967)          --

Depreciation and amortization        (1,379,378)      (175,077)      (2,398,419)    (193,520)
                                    -----------     ----------      -----------   ----------

    TOTAL OPERATING EXPENSES         (3,007,332)      (682,166)      (6,250,288)  (1,489,929)
                                    -----------     ----------      -----------   ----------

Loss from operations                 (2,804,279)      (682,166)      (5,693,472)  (1,489,929)
                                    -----------     ----------      -----------   ----------

Interest expense, net of interest
income and other                         (9,172)         9,306         (818,348)       6,721

    NET LOSS                         (2,813,451)      (672,860)      (6,511,820)  (1,483,208)
                                    -----------     ----------      -----------   ----------
                                    -----------     ----------      -----------   ----------
Net loss per share basic
and diluted                               (0.29)         (0.09)           (0.73)       (0.20)
                                    -----------     ----------      -----------   ----------
                                    -----------     ----------      -----------   ----------
Weighted average shares
outstanding basic and diluted         9,748,333      7,440,000        8,933,361    7,440,000



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CELLPOINT INC. AND SUBSIDIARIES

                 Consolidated Statement of Comprehensive Income
                                (Amounts in US$)



                                                     Nine Months Ended
                                                     -----------------
                                                  March 31,     March 31,
                                                    2000          1999
                                                 (Unaudited)   (Unaudited)
                                                 -----------   -----------
         Net loss                                 6,511,820     1,483,208
         Other comprehensive income (loss)
          Currency translation adjustment            46,153          (363)
                                                 -----------   -----------
         Comprehensive loss for fiscal year      $6,557,973    $1,482,845
                                                 -----------   -----------
                                                 -----------   -----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CELLPOINT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (AMOUNTS IN US$)



                                                                             Nine Months Ended
                                                                             -----------------
                                                                          March 31,     March 31,
                                                                            2000          1999
                                                                        (Unaudited)    (Unaudited)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $(6,511,820)   $(1,483,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                             2,493,403        193,520
Noncash financing costs                                                     660,000             --

CHANGES IN OPERATING ASSETS AND LIABILITIES:

Increase in accounts receivable                                            (128,301)       (81,679)
Increase in inventory                                                       (15,634)            --
Decrease in other assets                                                     15,538             --
Increase in prepaid expenses                                               (259,268)       (59,347)
Increase in other receivables                                              (292,233)            --
Increase in accrued expenses and other current liabilities                   94,688       (189,780)
Increase (decrease) in accounts payable                                     107,443       (188,413)
Decrease in advances from employee                                               --       (133,357)
Decrease in due from affiliate                                             (123,799)            --
                                                                        -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (3,959,983)    (1,942,264)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of shares in subsidiary and affiliate                                   --       (250,000)
Purchase of fixed assets                                                   (149,396)       (28,282)
                                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (149,396)      (278,282)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of stockholders' loans                                          (150,000)            --
Proceeds from notes payable                                               2,000,000             --
Net proceeds from issuance of shares                                      9,000,000      2,466,667
Repayments of notes payable                                              (2,000,000)            --
                                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 8,850,000      2,466,667
                                                                        -----------    -----------

Effect of changes in exchange rates on cash                                 (46,153)          (363)
                                                                        -----------    -----------

Increase in cash and cash equivalents                                     4,694,468        245,758

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              180,073        764,603
                                                                        -----------    -----------
CASH AND CASH EQUIVALENT, END OF PERIOD                                 $ 4,874,541    $ 1,010,361
                                                                        -----------    -----------
                                                                        -----------    -----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              INVENTORIES. Inventories are valued at the lower of cost or market value, with cost determined using First-in, First-out method.


              PATENTS AND TRADEMARKS. Patent and trademark costs represent the cost of preparing and filing applications to patent the Company's proprietary technologies. Such costs are amortized over shorter of the life of the patent or the economic "lives" the assets, generally three years, beginning on the date the patents or rights are issued.

              SOFTWARE DEVELOPMENT COSTS. Software development costs for products and certain product enhancements are capitalised subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. Amortization expense is based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount approximating the amortization on a straight-line method over the estimated economic life of the product of three years.

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

3.       DEVELOPMENT STAGE

              The Company started selling its systems during the first quarter of fiscal 2000 and acquired an operating business in the current quarter (See Note 4). As a result, the Company has emerged from development stage.

4.       ACQUISITION

              On February 29, 2000, the Company acquired all of the outstanding shares of Unwire AB for 1,075,000 shares of the Company's Common Stock, having a fair market value of approximately $72 million. The Company accounted for this acquisition as a purchase. The excess cost over fair market value of the net tangible assets acquired was approximately $72 million and was allocated to goodwill which will be amortized over seven years. Results of operations have been included in the Company's consolidated financial statements for the period from March 1, 2000 through March 31, 2000.

              The pro forma unaudited results of operations for the three months and nine months ended March 31, 2000, combining the acquisition of Unwire AB as though it was acquired by the Company as of July 1, 1998, are as follows:




                    Three Months Ended                       Nine Months Ended
            March 31, 2000     March 31, 1999        March 31, 2000     March 31, 1999

Revenue         $292,443         $199,824               $958,625           $297,388
Net Loss      $3,102,913         $786,438             $7,662,958         $2,374,845



                                    SIGNATURE

              In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CELLPOINT INC.

                                  By: /s/ Peter Henricsson
                                      -------------------------------------
                                      Peter Henricsson
                                      President and Chief Executive Officer


                                  By: /s/ Lynn Duplessis
                                      -------------------------------------
                                      Lynn Duplessis
                                      Chief Financial Officer

Date: May 15, 2000