Form 10KSB
period 2000-06-30
CELLPOINT INC
filed 2000-09-29
CIK 1046607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED JUNE 30, 2000
   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER

                                 CELLPOINT INC.
                 (Name of small business issuer in its charter)

                           NEVADA                                          52-2032380
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                       organization)

  3000 HILLSWOOD DRIVE, HILLSWOOD BUSINESS PARK, CHERTSEY,
                  SURREY KT16 0RS, ENGLAND                                 (Zip Code)
          (Address of principal executive offices)

                                44-1932 895 310
                (Issuer's telephone number, including area code)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE.
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.001 par value           NASDAQ National Market

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $915,478 for the fiscal year ended June 30, 2000.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $135,517,725 as of September 18, 2000. The aggregate market value was based upon the closing price for the Common Stock, par value $.001 per share, as quoted by the NASDAQ National Market for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 18, 2000, 10,507,986 shares of Common Stock, par value $.001 per share.

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

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    CellPoint Inc. and its subsidiaries promote, market, develop, offer, sell, support, and distribute digital cellular, or GSM (Global System for Mobile Communications, "GSM") technologies and applications for positioning and telematics. CellPoint is primarily an enabler of location technology and services for mobile phones and other mobile devices. Location services for mobile phones are made possible by combining location technology, a location services platform (similar to an operating system) and applications to deliver various location services. CellPoint is very active today in all three areas necessary to deliver a complete package of location services. CellPoint's technology is marketed under the name, the "CellPoint System", and current commercial applications are marketed under the names "Resource Manager", "Finder!", "iMate" and "Personal Security".

    CellPoint Inc. acquired the ownership to the positioning technology platform in February 1999 and has the right to use it worldwide, with the exception of sub-Saharan Africa. In February 2000, CellPoint Inc. acquired Unwire AB, which develops systems, equipment and applications for GSM positioning and telematics and holds unique patents for positioning. Since March 2000, the positioning technology and associated location services have been managed within CellPoint Inc.'s wholly-owned subsidiaries in Sweden, England and South Africa. The telematics technology and services are managed within the Unwire wholly-owned subsidiary in Sweden with a branch office in South Africa. As used in this Report, the "Company" refers to CellPoint Inc. and its subsidiaries, collectively; "CellPoint" refers to the Company's wholly-owned subsidiaries CellPoint Systems AB in Sweden, CellPoint Europe Limited in England and CellPoint Systems SA (Pty) Ltd. in South Africa, and "Unwire" refers to CellPoint's wholly-owned subsidiary, Unwire AB.

    CellPoint's positioning technology enables users to determine the position of a cellular telephone or object using unmodified GSM cellular networks. The primary location service applications include resource management of mobile workforce assets, friend finding relative to one's own location, personal security services and fleet management and vehicle tracking for security, including positioning and tracking for recovery in the event of theft. In the resource and fleet management application, companies can view and track their mobile service personnel using the Internet. Information services could include location-sensitive traffic reports, weather, and concierge information services such as the location of the nearest hotel, restaurant or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing.

    Unwire focuses on the worldwide marketing, support, development, distribution and sales of the Company's technologies and products for telematics. Telematics involves wireless remote management and control of machines and equipment. The field of applications spans all industries and includes, for example, logistics, alarm management, elevator systems, vending machines, container management, meter reading, fleet management, vehicle monitoring and remote control, quality control, cash and ATM terminals, gate and door management, security, supervision and service information. Unwire's hardware terminals, the UP-100, UP-200, GT-1 and GT-3 are GSM telematics terminals that are installed in various industrial equipment, vehicles or machinery with associated application software to manage the operation of the terminals.

    The Company was organized on February 28, 1997, as Technor
International, Inc. pursuant to the provisions of the Corporation Law of the State of Nevada. The Company amended its charter to change its name to CellPoint Inc. on October 4, 1999. The Company maintains its executive offices at 3000 Hillswood Drive, Hillswood Business Park, Chertsey, Surrey, KT16 0RS, England, telephone + 44 1932 895 310. The Company's principal business address and telephone numbers in Sweden are Kronborgsgrand 7, 164 46 Kista, Sweden, telephone +46 (0)8 5947-4900, facsimile +46 (0)8 35 87 90.

The Company maintains a website at www.cellpt.com. Information contained on the Company's website is not a part of this Annual Report.

RISK FACTORS

    LIMITED HISTORY OF THE COMPANY. The Company has limited operating history upon which an evaluation of the Company's prospects can be made. While the Company has generated minimal revenues since June 1999, there can be no assurances that the Company will generate sufficient revenues to fund its operations or that it will be profitable at such level of revenues. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, manufacture, commercialization, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that the Company will be able to achieve profitable operations.

    LIQUIDITY. The Company will require additional funds to implement its business strategies, including cash for (i) payment of increased operating expenses; and (ii) further implementation of its business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in these Risk Factors. The Company's immediate financial resources are described in Item 6, Management's Discussion and Analysis or Plan of Operation.

    RELIANCE ON MANAGEMENT. The Company is dependent on the efforts and abilities of its senior management. The key personnel are: Peter Henricsson--President, Chief Executive Officer and Chairman of the Board of CellPoint and CellPoint's wholly-owned subsidiary CellPoint Systems AB of Sweden and a director of CellPoint SA of South Africa; Lynn Duplessis--Executive Vice President of CellPoint and a director of CellPoint and each of its subsidiaries; Lars Persson--Chief Executive Officer of CellPoint Europe Limited and a director of CellPoint Inc.; Albert van Urk--Vice President of Technology of CellPoint Systems AB and a director of CellPoint and each of its subsidiaries.
Mr. Henricsson and Ms. Duplessis are husband and wife. The Company has employment agreements with its executive officers: Lars Persson, Albert van Urk, Lynn Duplessis and Peter Henricsson. The loss of any of these key employees could have a material adverse effect on the business and prospects of the Company. The members of the Board of Directors of the Company believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure of any key personnel from the service of the Company. The Company has no key man life insurance with respect to any of its executive employees.

    COMMERCIALIZATION NOT YET ACHIEVED. The Company is currently implementing commercial operations of the CellPoint System and location service applications and the Unwire GSM terminals and telematics applications. There can be no assurance that the CellPoint System and applications or the Unwire terminals or applications will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit the Company to recover start-up and other associated costs. Failure of the CellPoint System and applications or the Unwire GSM terminals and applications to achieve or sustain market acceptance could have a material adverse effect on the business, financial conditions, and results of operations of the Company.

    NO ESTABLISHED MARKET FOR LOCATION SERVICES. The market for mobile location products and services in new and its potential is uncertain. In order to be successful, CellPoint requires wireless network operators to launch and maintain mobile location services utilizing its positioning platform and location applications. The Company cannot be assured that GSM operators will accept its products or that a sufficient number of mobile users will purchase mobile location services from their GSM operators. If significant sales of location services do not develop, the Company's financial condition and results of operations may suffer.

    RELIANCE ON SUCCESS OF CELLULAR NETWORK OPERATORS. CellPoint's primary location service revenues are driven by subscriber volumes, either on a revenue sharing basis with the GSM operator or on a "pay as you grow' license model, or a combination of the two. As such, CellPoint is reliant on GSM network operators' being successful in pricing and marketing new location services enabled by CellPoint. Failure of one or several GSM operators in gaining location services subscribers could have material adverse effects on the Company's earnings.

    RELIANCE ON KEY CUSTOMERS. The Company has a very limited numbers of customers to date. Failure by any single customer to pay on time or at all could materially adversely affect revenue. In addition, because there are only approximately 350 GSM network operators worldwide, any substantial loss of business from an existing or potential customer to a competitor could result in a shortfall in revenue that could not readily be offset by other revenue sources.

    LONG SALES CYCLE. The Company's sales cycles have been long and revenue will continue to be unpredictable. Contracting for CellPoint's location platform and services is a long and complex process. Deployment of CellPoint's services requires a significant commitment by GSM operators, and they may take several months to evaluate our products, determine the size of the subscriber base to be covered and obtain the necessary internal resources and approvals. Any delay in sales of the Company's products could cause operating results to vary significantly from projected results. Also, CellPoint may not accurately predict the sales of our services by GSM operators. Sales of the Company's location services also depend on the timing of the GSM operator's roll-out, which is beyond the Company's control. Because of these factors and the Company's limited revenue history, it is especially difficult to forecast revenue and operating results. The Company may expend significant management efforts and incur substantial sales and marketing expenses in a particular period that do not translate into orders during a period or at all. The Company may have difficulty meeting cash flow requirements and obtaining credit because of delays in receiving orders or delays in receiving payment for products and services.

    TECHNOLOGICAL FACTORS. The market for the CellPoint System, location services, telematics products and services and cellular telecommunications products is characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Similarly, the industry is characterized by continuous development and introduction of new products and technology to replace outdated products and technology. There can be no assurance that competitors will not develop technologies or products that render the CellPoint System, the Unwire GSM terminals, or their associated applications obsolete or less marketable. The Company may be required to satisfy evolving industry or customer requirements, which could require the expenditure of significant funds and resources, and the Company does not have a source or commitment for any such funds and resources.

    INDUSTRY FACTORS. If mobile devices are not widely adopted for Internet-based services, the Company's business could suffer. If mobile users do not accept mobile telephones as a method of accessing Internet-based services, that lack of acceptance could have a material adverse effect on the Company's financial condition and results of operations. There are many technological and market barriers including the limited display capability and difficulty of data input in mobile telephones, substantially slower connection speeds of mobile telephones compared to competing products and a lack of mobile applications and content customized for use on mobile telephones. Concerns about personal privacy may limit the growth of mobile location services and reduce demand for the Company's products and services though management believes the benefits exceed the concerns where, as in the Company's application, the user is always in control of his or her own privacy.

    If the Company cannot anticipate or respond effectively to changes in the evolving mobile location services market, its products and may never achieve market acceptance. The mobile location services industry is a new and emerging industry and its evolution will depend on user needs and demand. The Company cannot predict the rate of adoption of mobile location services by GSM network operators or mobile subscribers, or the price subscribers will be willing to pay for these services. It is extremely difficult to predict the pricing of such services and the future size and growth of this market. The Company's future success will depend, in large part, on its ability to charge accurately for products and services, control expenses and maintain customer contract quality. Market acceptance may never be achieved for the Company's products and services.

    INTENSE COMPETITION. The telecommunication and cellular telephone industries continue to undergo rapid change, and competition is intense and is expected to increase. The Company is aware that other companies and businesses market, promote and develop technologies and products which could be competitive with the CellPoint System, its applications, and the Unwire GSM terminals and applications. There may exist other technologies and products that are functionally equivalent or similar to the CellPoint System, its applications, or the Unwire GSM terminals and applications. The Company expects that companies or businesses that may have developed or are developing such technologies and products, as well as other companies and businesses that have the expertise which could encourage them to develop and market competitive products and technology, may attempt to develop technology and products directly competitive with those of CellPoint and Unwire. Many of these competitors have greater financial and other resources than the Company.

    RISK OF PRODUCT LIABILITY; POTENTIAL UNAVAILABILITY OF INSURANCE. The Company will be responsible for product performance and liabilities of itself, and possibly, its sublicensees. The Company currently carries product liability insurance with a $1.2 million limit, which may not be sufficient to cover any product liability claims that may be asserted. There can be no assurance that the Company will be able to obtain or maintain product liability insurance on acceptable terms with sufficient policy limits to cover potential liabilities. The Company faces a business risk of exposure to product liability and other claims in the event that the use of CellPoint's or Unwire's products or services are alleged to result in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability exposure or that insurance coverage will be available in the future on commercially reasonable terms, or at all, that such insurance will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant liability exposure. If the Company were unable to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims, the Company may be inhibited in its ability to market and distribute CellPoint's or Unwire's applications and services.

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

    RISKS OF INTERNATIONAL SALES AND OPERATIONS. The Company anticipates that a significant portion of the revenue from the sale of its technology and services will be derived from customers located outside the United States of America. There can be no assurance that the Company will be able to compete successfully in international markets or to satisfy the service and support requirements of its customers. Additionally, the Company's sales and operations could be subject to certain risks, including tariffs, and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences, the possibly of difficulty in accounts receivable collection and political risks. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company may sell its technology and services in currencies other than the U.S. Dollar, which would make the management of currency fluctuations difficult and expose the Company to risks in this regard. The Company's results of operations are subject to fluctuations in the value of various currencies against the U.S. dollar. Although management will monitor the Company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's results of operations or financial condition.

    The products and services marketed and distributed by the Company may be subject to foreign government standards and regulations that are continually being amended. Although the Company will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that CellPoint's or Unwire's products or services will comply with government standards and regulations, or changes thereto, or that it will be cost effective for the Company to redesign its products to comply with such standards or regulations. The inability of the Company to design or redesign products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations.

    NO FORESEEABLE DIVIDENDS. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future; but, rather, the Company plans to retain earnings, if any, for the operation and expansion of the business of the Company.

                                    BUSINESS

POSITIONING TECHNOLOGY AND LOCATION SERVICES (CELLPOINT)

    CellPoint focuses on the worldwide marketing, development, support, distribution and sales of the CellPoint technologies and applications for digital cellular positioning and communication. CellPoint's positioning technology, location services platform and the applications of the technology are collectively marketed under the name, the "CellPoint System". The current existing applications are marketed under the names "Resource Manager", "Finder!", "iMate" and "Personal Security".

    The CellPoint System enables users to determine the position of a cellular telephone or mobile device, such as a Personal Digital Assistant (PDA), for use in a broad range of consumer and business applications. The primary location service applications today include resource management of mobile workforce personnel, friend finding relative to one's own location, personal security services and information services. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information services include location-sensitive traffic reports, weather, and concierge information services such as the location of the nearest hotel, restaurant, bank machine or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing. Friend-finding allows users to maintain buddy lists and view the location of pre-defined, consenting individuals relative to their own location, send messages to these people or call them. Personal security services offer added security to people in higher risk occupations such as night security guards, chauffeurs, tax collectors, health care personnel, postal delivery persons and couriers.

INDUSTRY OVERVIEW

    The Company believes that location services will play a key role in the mobile Internet and mobile commerce, and that the location component will be a cornerstone in the majority of mobile Internet use. There has been an explosive growth of wireless communications and the Internet, with mobile telephony being the fastest growing technology of all time. Mobile Internet access will offer corporate and mass-market utility in saving time and money. Merrill Lynch (WIRELESS INTERNET, June 5, 2000) projects 1.5 billion people will have wireless access to the Internet by 2005. Most experts agree that more people will access the Internet from mobile devices than from fixed computers before 2005.

    Mobile operators are facing increased competition, lower revenues per user through falling prices and churn among subscribers from one operator to another. Voice services alone have become a commodity service. The key to unlocking further value in the operators' investments in network infrastructure is through offering unique value-added services to attract more customers and more airtime use per customer. Services such as voice mail, pre-paid subscriptions and short message service (SMS) are value-added service offerings beyond voice that are also becoming commonplace. Location services can offer operators new value-added services to unlock new revenue potential and differentiate operators from their competitors.

    The industry for mobile location services is still very much in its infancy, but new wireless services are an explosive growth area. It has taken longer than the Company expected for this industry to "take off', but most experts agree that growth is about to accelerate to massive proportions. The Company believes that 70%-80% of mobile phone users will employ location services by 2005, and that the location component is key to using the Internet from mobile devices. Location services for mobile users offer broad utility, and can be grouped into four categories: management and tracking, information, entertainment and security. While the industry is very new, the Company expects that commercial services with a strong business case for management and service applications will be the first to enter the market, but the mass market services including information and entertainment services will be much larger over time. CellPoint has developed applications that span all four key application areas.

COMPANY HISTORY

    Effective February 28, 1999, CellPoint acquired technology and intellectual property rights from Novel Electronic Systems & Technologies ("Novel") for GSM positioning technology originally developed in South Africa. The Company owns the technology, and has the right to use it worldwide, with the exception of sub-Saharan Africa where such rights were acquired by Wasp SA (Pty) Ltd., a South African corporation ("Wasp SA"). Prior to acquiring the technology, the Company had licensed it from Wasp International (Pty) Ltd. ("Wasp") the Company which had developed the initial technology used within the GSM networks for positioning and telematics. CellPoint also purchased 100% of Wasp, the business of which consists only of a development team and tools used in the development of proprietary GSM positioning and telematics technologies (Wasp has subsequently been renamed as CellPoint Systems S.A. (Pty) Ltd. ("CellPoint SA"). CellPoint acquired 10% of Wasp SA, which is the South African corporation with rights to the GSM technology in sub-Saharan Africa.

    The GSM positioning technology was originally commercialized by Wasp and Matrix Vehicle Tracking (Pty) Ltd., a South African corporation ("Matrix"), and has been in commercial use in South Africa for almost four years. There are more than 20,000 commercial users of the technology in South Africa. The Company has entered into a cooperation agreement with Matrix whereby Matrix will make available to the Company its knowledge and know-how regarding GSM positioning applications, strategies and service delivery.

APPLICATIONS

    RESOURCE MANAGER. CellPoint's Resource Manager is a valuable tool for fleet and personnel managers such as service and repair companies, sales organizations, courier and shipping agencies, coach companies, taxi services, car rental agencies, delivery firms, railroad companies, etc., that want to manage their mobile resources and assets more effectively. The communication and positioning system will help fleet owners to optimize routes and allocate resources. Customers of these organizations can also benefit from increased information being made available to them through the delivery of new location services, such as when to expect a delivery, installation or service repair person. While the Company believes that the potential cost savings for fleet owners and personnel managers using the CellPoint System are significant, it has not had extensive experience yet in the commercial use of these products.

    CellPoint's first commercial agreement was signed in April 1999 with Tele2, a GSM network operator in Sweden, for positioning services for GSM mobile phones. This is a significant contract in that it constitutes the first commercial use of the technology outside of South Africa. The Company will receive revenue percentage participation with the operator based on a sliding scale, such that a higher percentage is received for the first few thousand users, and that percentage is reduced beyond higher volume users of the technology. Further, the Company will receive minimum monthly payments regardless of the number of users. Tele2 launched commercial services in Sweden for positioning of mobile phones based on the CellPoint System in November 1999. Through June 30, 2000, the Company has received $536,306 in revenues from the Tele2 contract.

    On July 28, 1999, CellPoint signed an agreement with France Telecom Mobiles for the purchase of a system for an evaluation project of the Company's CellPoint positioning technology and services for commercial fleet management. The CellPoint System has been installed and undergone technical testing since March 1999 to provide location technology and related services in France. A commercial testing phase commenced in September 1999. Revenues commenced during the evaluation project with further revenues to be billed upon reaching a commercial agreement. That commercial agreement was announced July 13, 2000 where France Telecom Mobiles will license CellPoint's location platform and one location services application, Resource Manager. France Telecom Mobiles has not yet disclosed the date of commercial launch of the new location services enabled by CellPoint.

    FINDER! Finder! is designed for and targeted to the mass consumer market. It allows users to maintain buddy lists and view the location of pre-defined, consenting individuals relative to their own location, send messages to these people or call them. The Company believes Finder! offers both entertainment value as well as practical value for business users.

    On May 4, 2000, the Company entered into an agreement with Yahoo Sverige AB, a European subsidiary of Yahoo! The Company has agreed with Yahoo! to co-market a person-to-person locator service for mobile phones in specified countries in Europe. The service will be called "Yahoo! Find-A-Friend". Using the Company's Finder! technology, Yahoo! Find-A-Friend allows users to pinpoint the location of the friend or colleague they are trying to contact. The service can easily be bundled with pre-paid network packages sold by mobile network operators as an added value feature to maintain customer loyalty and attract new subscribers. CellPoint's Finder! and Yahoo! Find-A-Friend can be used anywhere in the world where there is a GSM network in place.

    IMATE. iMate addresses the broadest range of needs in mass-market mobile use. iMate is both a full-featured information service for mobile users and a powerful content collector and integrator. Information can be sourced from any number of websites or databases. Internet content and geographical information is delivered to users based on their location. Content delivered includes weather and traffic reports to personal navigation, proximity services, and concierge services. Information is structured in a navigable hierarchy to optimize ease of use. Through the integrated use of mobile device positioning and profiling, the user has a very powerful and user friendly tool to simplify everyday life or to get more out of a visit to an unfamiliar area.

    PERSONAL SECURITY. This service is based on CellPoint's core positioning technology and allows personalized user profiles in case of emergency or threat. In a distressed situation, the user presses predefined buttons on the mobile phone. The phone sets up a voice call to an alarm center and sends positioning information for the caller to the alarm center via CellPoint's location services platform. The caller's position is shown to the operator on a digital map. Each user makes an action plan when he or she subscribes to the service. The action plan can contain medical information about blood type or allergies, contact persons at work or home and other information such as hazardous cargo the person may be transporting. With this information at hand, the emergency operator has not only the caller's location but also a much better chance to give the distressed person the right assistance.

STANDARDS

    A wide assortment of standard cellular telephones and WAP ("Wireless Application Protocol") telephones support the CellPoint technology today. The Company believes that more than 90% of the cellular phones sold in Europe this year are compatible with the CellPoint technology and location services. As GSM standards open up for competition between system layers in location-based systems, a clear division between location platforms and location applications will develop over time. CellPoint provides systems in all layers--the positioning technology, the middleware and the location applications--and provides open interfaces for third party development. Operating entirely within GSM, Internet and WAP standards, CellPoint's location technology and services platform require no network modification or overlay and work in any GSM network regardless of infrastructure vendor or vendors, allowing for worldwide roaming capabilities.

    CellPoint contributes to the setting of standards through its membership and participation in the WAP forum (the Company also holds the Secretary position for Location Services) and in ETSI (European Telecommunications Standards Institute, "ETSI").

    The United States Federal Communications Commission (the "FCC") adopted a ruling in June 1996 (Docket No. 94-102) that will require all cellular telephone carriers to provide location information on all 911 calls by October 2001. Management of the Company believes that other countries may mandate such requirements in the future. Even without such additional regulations, the

Company believes that many cellular carriers are interested in providing new value-added services incorporating cellular location such as the services available from CellPoint.

SYSTEM COMPONENTS

    CellPoint is an end-to-end developer, supplier and enabler of location technology and services. CellPoint provides systems in all layers--the location technology, the middleware and the location applications. CellPoint's location technologies utilize standard GSM functionality that is already supported by all major GSM infrastructure suppliers today. The main component of the technology is the CellPoint Mobile Location System. This third generation location platform supports CellPoint's location technology, provides open interfaces aligned with third generation standards and is designed to support all or most location technologies expected to reach commercial success in the future. It is through this platform that all operations and services run.

    The Mobile Location System provides a generic location and messaging platform that can be shared by several different applications, such as Finder!, iMate or Resource Manager. The application servers utilize the Mobile Location System through an Application Programmers Interface (APIs), which enables location of a mobile terminal using a uniform protocol that is independent of the type of location provider used. CellPoint also makes the API available to other application developers who can then deliver their location-based services through CellPoint's platform. There are a number of third party developers already doing this, which will provide CellPoint with even more applications which the GSM operators can offer their subscribers. A positioning server is attached to the Mobile Location System, as are the map servers, dedicated terminal servers and other databases.

    The CellPoint System utilizes:

    - A standard, unmodified GSM cellular network;

    - Proprietary server system, the CellPoint Mobile Location System, (server hardware and software) interacting with the GSM cellular network operator's system, placed at the operator's site, at CellPoint's premises or third party premises;

    - A standard GSM cellular phone, WAP phone other GSM mobile device;

    - Application software; and

    - The Internet.

    The server consists of a number of computers that manage the traffic between the GSM network and the application software. It is designed to handle large quantities of messages used in complex applications. The Mobile Location System manages the communication processes, including routing of messages, calculation of positions, database management and bi-directional message confirmation. Remote billing features are also integrated. The CellPoint Mobile Location System is fully scaleable and provides carrier-grade availability.

    Application software has been developed based on market and customer driven principles. Normally these applications provide a graphical or text interface to display positions on a computer terminal or mobile phone and can also present information relative to another person's position. Tracking features are also supported as well as remote updating of message text for defined users. Information services relative to a user's location are also supported through application software.

BUSINESS STRATEGY AND COMMERCIAL APPLICATIONS

    CellPoint's business strategy is to provide location services technology, enabling platforms and location service applications in target markets around the world. CellPoint begins with installing the CellPoint location services platform with a GSM cellular network operator. The network operator, or a third party, will then market the chosen location services as value-added services offered to the end-users of the cellular network. The Company earns revenues through (i) percentage or fixed price participation in the revenue streams resulting from the new services offered by the network operator,
(ii) sale of tiered licenses to network operators, such as a fixed price for the first 50,000 users with increases for additions of 100,000, 500,000 and 1,000,000 users, (iii) usage revenues from service providers, based on transaction volumes or time frames, (iv) sale of the CellPoint System to strategic partners where partners are licensed to operate the technology in a specified geographic area, (v) advertising revenues for Internet applications,
(vi) consulting and professional services, and (vii) programming interfaces.

    CellPoint is currently running approximately 10 pilot projects and technology evaluations with cellular network providers for positioning services throughout Europe and other parts of the world. The Company cannot assure its stockholders that any of these pilot projects will result in the execution of definitive contracts for its products and services. The Company cannot rely on the anticipated revenue from these projects to meet its current growth and expense projections. There can be no assurance that the CellPoint System will achieve a significant degree of market share, and that such acceptance, if achieved, will be sustained for any significant period or that life cycles of that technology will be sufficient (or substitute products available) to permit the Company to recover start-up and other associated costs.

    The Company is also cooperating with numerous companies of all sizes in the areas of marketing and sales, distribution, application development, standards setting, systems integration and installation and support.

COMPETITION

    The wireless industry continues to undergo rapid change, and competition is intense and is expected to increase. The Company is aware that other companies and businesses market, promote and develop technologies and products which could be competitive with or are functionally equivalent to those of CellPoint. The Company expects that companies or businesses which may have developed or are developing such technologies and products, as well as other companies and businesses that have the expertise which could encourage them to develop and market competitive products and technologies, may attempt to develop technologies and products directly competitive with CellPoint's. Many of these competitors have greater financial and other resources than the Company.

    Although the Company believes that the CellPoint System is unique, there can be no assurances that other companies will not introduce similar or more advanced technologies. The location services market can be divided into three parts, (i) the location technology, (ii) the location services platform and
(iii) the applications. The Company is very active in all three areas.

    TECHNOLOGY. There are two different types of positioning technologies: handset-based and network-based. CellPoint's technology was originally handset-based positioning technology, but the Company has also developed a unique integrated network-based solution. CellPoint's positioning technologies are all software-based with no need for hardware overlays or add-ons to an operator's network.

    Network-based solutions can be divided into overlay systems and integrated solutions. Most companies have pursued overlay systems. These systems are very costly and time-consuming to implement, since they require hardware changes and/or add-ons to the network. The Company is not aware of the implementation of a commercial overlay system to date. Most companies in the industry pursued network-based overlay system location technology solutions subsequent to a mandate by the FCC in the United States in 1996. The FCC mandate requires that all mobile phones be positioned by October 2001, irrespective of the type or vintage of phone. This led companies to pursue network-based overlay location technologies. In September 2000, CellPoint announced a network-based solution to position any cellular phone in a GSM network, regardless of age of the phone or network infrastructure supplier. This new technology developed by CellPoint is an integrated software only solution for network-based positioning and now extends CellPoint's location service applications to all mobile GSM users.

    Handset-based technologies can require new model phones, programmed SIM cards or WAP phones to be positioned. CellPoint's positioning technology was originally developed out of the need to track stolen cars. The concept was to utilize information that was already in existence in a GSM network and have a "smart terminal' that could gather sufficient information from the network and allow a server system to calculate the location very quickly.

    In November 1998, CellPoint announced the capability to position normal cellular phones. The technology from the special terminals could now be utilized in normal mobile phones with a standard SIM card containing a program developed by CellPoint, which opened up a vast market for CellPoint for new location services. Location services for normal mobile phones are the focus of CellPoint's developments and service offerings today. This type of handset-based technology is in commercial operation with MTN in South Africa, Tele2 in Sweden and France Telecom, in each case delivered by CellPoint. CT Motion, a location services developer in Israel, claims to have a handset-based positioning technology implemented with Partner Network in Israel.

    The Company believes that the technology and applications offered by CellPoint have distinct advantages over other systems currently being marketed by other companies. Another handset-based solution is built on Global Positioning System (GPS) that uses satellites to determine an X,Y position. GPS requires free line of sight to a minimum of 3 satellites. The Company views GPS not as a competing technology but rather complementary to CellPoint's offerings. The Company uses GPS in its telematics terminals today, but as an optional accessory rather than the only technology for positioning. GPS provides excellent location coordinates, but CellPoint engineers' research has shown that it is insufficient as a stand-alone solution for location services for mobile phones.

    Network-assisted GPS enhances GPS availability but it is widely accepted that it still is not sufficient for mass commercial location services because users demand functionality 100% of the time. GPS phones will start to become commercially available in 2001, albeit as a very limited percentage (projected) of the total mobile device market and more of a niche solution. CellPoint supports GPS today and will continue to do so in the future, as it views GPS as an excellent complement to the CellPoint System.

    LOCATION SERVICES PLATFORM. CellPoint sees itself primarily as an enabler of location technology and services. CellPoint's location services platform is the "middleware" in the total solution. It is fully GSM compliant, thus works with all GSM networks, regardless of infrastructure supplier, and it also works in multi-vendor infrastructure environments. The Company believes that there will be multiple positioning technologies available in the future and no single one will be most suitable in all cases. Consequently, the Company's Location Services Platform will support all or most positioning technologies expected to reach commercial success. Middleware vendors, such as SignalSoft, Ericsson and Airflash have begun to market location platform solutions. Many others are expected to come to market in the future, but the Company believes that its ability to offer an end-to-end solution to GSM operators will give it a significant time advantage in deploying its platform. The Company also intends to cooperate with these companies to increase the number of applications being offered to the operators.

    APPLICATIONS. Today, CellPoint has several applications for commercial use. CellPoint also has open API's (Application Programmers Interface) available to partners that are developing location-based applications. CellPoint will continue to develop further applications on its own and some in cooperation with third parties. The Company expects that in the next few years that hundreds of applications will be delivered via its platform, with the majority being developed by other companies using CellPoint's API's.

TELEMATICS (UNWIRE)

INDUSTRY OVERVIEW

    Telematics involves wireless remote management and control of machines and equipment. In other words, machines send each other messages over a mobile network without the need for human intervention. For example, electricity meters can send in usage readings rather than requiring someone to come to your house, vending machines can send messages indicating that they are low on products, cars can send automatic messages to emergency services when an airbag is deployed. The field of applications spans all industries and includes, for example, logistics, alarm management, elevator systems, vending machines, container management, meter reading, fleet management, vehicle monitoring and remote control, quality control, cash and ATM terminals, gate and door management, security, supervision and service information. Telematics services combined with CellPoint's location technology can also be used to monitor location, speed, rpm, distance traveled, time at certain locations, fuel tank content and consumption of fuel.

    Unwire's telematics technology enables remote control and monitoring of objects equipped with necessary hardware and software components and uses the existing GSM cellular networks. Objects would typically be assets such as motor vehicles including cars, trucks, boats, construction machinery and other assets possessing battery power, fleet management, vehicle monitoring and remote control, quality control, cash and ATM terminals, gate and door management, security supervision and service information.

HISTORY

    On February 29, 2000, the Company acquired all of the capital stock of Unwire. Unwire develops systems and equipment for GSM positioning and telematics and holds unique patents for positioning. The Company paid the purchase price by issuing to the stockholders of Unwire an aggregate of 1,075,000 shares of Common Stock with a market value of approximately $72.2 million. The Company has registered 25% of the shares issued to the former Unwire stockholders under the Securities Act of 1933, as amended (the "Securities Act"), and has agreed to register the remaining 75% of the shares by December 31, 2000.

APPLICATIONS

    Unwire focuses on the worldwide marketing, support, development, distribution and sales of the Company's technologies for telematics. Unwire's hardware terminals, the UP-100, UP-200, GT-1 and GT-3 are GSM telematics terminals that are installed in various industrial equipment, vehicles or machinery with associated application software to manage the operation of the terminals.

    The hardware terminals used for industrial and in-vehicle applications contain a GSM module. These terminals are built to be installed in vehicles and withstand the harsh in-vehicle operating environment, or in industrial environments without constant supervision by personnel. Terminals have input-output devices for telematics functions. One version of the terminal used in positioning applications also includes an optional global positioning module
(GPS) which is a satellite tracking technology that complements GSM tracking technology. Unwire's products also utilize CellPoint's proprietary technology in the positioning calculations.

    Unwire's GSM terminals can also be programmed to activate by remote control when, for example, someone reports an item missing, presses a distress button, or when a conventional alarm is triggered. The terminals can also be pre-programmed for movement restriction applications, such as to indicate when a vehicle passes certain limits, e.g., being driven on board of a ferry or passing a country border. Tabulation for maintenance purposes can be pre-programmed, such as when an industrial garage door has been opened a certain number of times and thus will be requiring maintenance. The terminal can monitor the performance of a system and automatically send an alarm if performance is deteriorating. The remote configuration will allow the customer to locate an asset, lock doors on a vehicle, make its lights flash, shut off fuel injection, etc. as well as automatically trigger service calls on a wide variety of industrial equipment. These telematics terminals can be installed at the point of manufacture or after the fact.

    Rental companies (e.g., of machinery, vehicles, equipment and containers) can use Unwire's technology and applications for surveillance and allocation purposes. Additionally, they can use the remote control feature to shut off ignition and fuel, lock doors, etc., in case a customer misuses the equipment or does not return the vehicle. Fleet managers can realize these same benefits. In case of theft, the vehicle can also be located and recovered.

SYSTEM COMPONENTS

    The microprocessor-controlled telematics terminals contains a GSM unit and has a number of inputs and outputs for customized uses. It consists of a GSM transmitter and receiver, a computer circuit board, memory and backup battery power. The battery provides back up in case the regular power source is disconnected. In the case of positioning, the antenna is very small and does not need to be mounted visibly, in the open or at the exterior, so the units can be completely concealed and hidden in the asset or vehicle. Unwire also has a more advanced version of the terminals, with a broader range of GSM functions and additional satellite capability, making it more flexible for extensive fleet management services.

    The Unwire telematics platform is the same core platform used in the CellPoint System which consists of a number of computers that manage the traffic between the GSM network and the application software. It is designed to handle large quantities of messages used in complex applications. The telematics platform manages the communication processes, including routing of messages, database management and bi-directional message confirmation. Remote billing features are also integrated. Point-to-point connections are also available, though an integrated solution using the CellPoint System delivers capacity for large-scale implementations.

BUSINESS STRATEGY AND APPLICATIONS

    Unwire's business strategy is to provide telematics technology, terminals and applications in target markets around the world. Telematics services are marketed directly to larger industrial users, either directly or through systems integrators, and the GSM terminals are programmed for specific applications such as ventilation system management, container management or for remote management, supervision and control of security systems or automatic door systems. Instructions are programmed in the telematics terminals in advance, allowing for performance of a multitude of tasks from a remote location. Other telematics applications being marketed include wireless remote management and control of machines and equipment, such as for alarm management, elevator systems, vending machines, container management, meter reading, fleet management, quality control, cash and ATM terminals, gate and door management, security, supervision and service information.

    Revenues are realized from (i) sale of telematics terminals, (ii) licensing fees on application software, (iii) professional services such as consulting, education and development, (iv) usage revenues, (v) revenue sharing on phone line usage, and (vi) programming interfaces.

    On March 9, 2000, Unwire announced an agreement with PM-Luft AB for a wireless ventilation management system. PM-Luft is one Europe's largest companies in the production of ventilation systems for industrial complexes, shopping centers and office buildings. In the PM-LUFT application, UP100 terminals will connect to their ventilation systems, so when a failure occurs or performance deteriorates, the Unwire terminal unit will send an alarm to the service central. The telematics terminals are also programmed to send certain information at certain times, allowing remote wireless management and control of the ventilation systems. PM-Luft has ordered an initial 500 units for Europe. Unwire will earn revenues from the sale of hardware terminals and application license fees.

    On May 8, 2000, Unwire announced an agreement with Ericsson for the delivery in South East Asia of solutions based on Unwire's programmable GSM terminals. Ericsson has initially committed to buy several hundred terminals from Unwire and has employed project leaders and sales staff to sell the new solutions enabled by Unwire's technology. Ericsson has begun focusing on development using Unwire's GSM terminal platforms that allow applications to be added to common equipment as an alternative to custom installation and programming of motherboards on millions of devices that already exist. Ericsson has also commissioned Unwire to work with its staff in developing applications on Unwire's GSM telematics terminals in the fast growing Asian markets. Unwire will earn revenues from the sale of hardware, consulting services and application license fees.

    On August 28, 2000, Unwire announced a contract with PhoneTrans AG of Germany, pursuant to which PhoneTrans has committed to purchase a minimum of 24,000 telematics terminals from Unwire over 29 months. The purchase price under the contract is expected to aggregate $8,000,000. In the vending machine marketplace, Unwire's terminals will automatically notify owners of low stock levels, saving companies time and money by ensuring stock levels are always there. Unwire will earn revenues from the sale of hardware, consulting services and application license fees.

COMPETITION

    The Company is aware that other companies and businesses market, promote and develop technologies and products which could be competitive with the Unwire telematics terminals and applications. There may exist other technologies and products that are functionally equivalent or similar the Unwire telematics terminals and applications. The Company expects that companies or businesses which may have developed or are developing such technologies and products, as well as other companies and businesses which have the expertise which could encourage them to develop and market competitive products and technology, may attempt to develop technology and products directly competitive with Unwire's. Many of these competitors have greater financial and other resources than the Company.

    There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which the Company is developing or which would render Unwire's technology and applications obsolete and noncompetitive. Many of the competitors of the Company have substantially greater experience, financial resources and marketing capabilities than the Company.

    Although the Company believes that the Unwire products are unique, there can be no assurances that other companies will not introduce similar or more advanced technologies.

RESEARCH AND DEVELOPMENT

    In fiscal 2000, the Company spent approximately $1 million on development activity. The Company spent approximately $225,000 on research and development activities in fiscal 1999, as compared to $7,000 spent on research and development in the previous fiscal year.

    The research and development organizations for CellPoint and Unwire are co-ordinated between the CellPoint and Unwire subsidiaries in Sweden and South Africa. The staff has world-class competence and experiences in the areas of GSM and UMTS architecture, SS7 signaling, positioning technologies, WAP, Mobile Internet, Unix and Windows.

EMPLOYEES

    At June 30, 2000, the Company had 90 full-time employees. The Company expects to expand the technical and marketing resources across all of its operations by hiring 55 additional full-time staff in CellPoint in the next twelve months and 40 staff in Unwire in the next twelve months for a total of 185 full-time staff by June 30, 2001. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be very good.

TRADEMARKS AND PATENTS

    CellPoint and Unwire are maintaining and building a patent portfolio within their defined target markets in order to maximize competitiveness and to avoid infringements on other parties' technical solutions. The existing portfolio consists of approved location technology patents and a number of filed location technology, middleware and application patents. Since 1997, the Company has applied for several patents for the CellPoint System; most of which are currently pending; three of which have been accepted. In addition, the Company is in the process of applying for several additional patents with respect to the CellPoint System and Unwire technologies.

    The Company believes that the complexity involved in developing these technologies offers considerable protection against similar developments. Both the CellPoint and Unwire technologies have been under development for five years and are continually being refined and improved.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company maintains its executive offices, consisting of 2500 square feet of rented furnished office space, at 3000 Hillswood Drive, Hillswood Business Park in Chertsey, KT16 0RS Surrey, England. The Company pays the equivalent of $31,000 per month rent for those facilities. The Company occupies completely furnished facilities consisting of 10,720 square feet of leased office space located at Kronborgsgrand 7, 164 46 Kista, Sweden. The Company occupies those facilities on a lease basis and pay the equivalent of $14,500 per month rent for those facilities. The facilities are leased until May 2003. The leased property is covered by a comprehensive insurance policy covering property, fire, theft, business interruption, general and liability, legal and litigation. The Company believes that the premises will be adequate through the remainder of the lease. The Company's Unwire subsidiary in Sweden occupies 5,000 square feet of leased office space located at Solna Torg 13, 171 45 Solna, Sweden. Unwire occupies such space on a lease basis and pays the equivalent of $5,100 per month rent for those facilities. The lease held by Unwire expires in October 2001. Management believes this space will be adequate through the remainder of the lease.

    The Company's South African subsidiary in Johannesburg occupies 7,800 square feet of leased office space located at Ibhubezi House, Howick Close, Waterfall Park, Midrand, South Africa. The Company occupies such space on a rent basis and pays the equivalent of $5,900 per month rent for those facilities. The lease held by CellPoint SA expires in May of 2002. The leased property is covered by a comprehensive insurance policy covering fire, theft, business interruption, public liability, electronic equipment, office contents, and accident insurance for staff. Management believes this space will be adequate through the remainder of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no legal actions pending against the Company nor is the Company aware of the threat of any such legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock commenced trading on the NASDAQ Electronic Bulletin Board on January 7, 1998. The Company began trading on the Nasdaq National Market on July 12, 2000. The Company's fiscal year ends on June 30 of each year. Set forth below are the high and low closing prices for the Company's Common Stock for each fiscal quarter during fiscal year 2000 and fiscal year 1999:

                                                                 COMMON STOCK
                                                                    PRICES
                                                              -------------------
FISCAL QUARTER                                                  HIGH       LOW
--------------                                                --------   --------
1st Qtr 99..................................................    4.800      2.500
2nd Qtr 99..................................................    6.375      2.750
3rd Qtr 99..................................................    5.375      2.940
4th Qtr 99..................................................    5.000      3.125
1st Qtr 00..................................................   15.875      4.750
2nd Qtr 00..................................................   49.750     13.750
3rd Qtr 00..................................................   94.500     39.500
4th Qtr 00..................................................   54.125     17.000
1st Qtr 01 (through September 26, 2000).....................   44.500     15.250

RECENT SALES OF UNREGISTERED SECURITIES

    In February 1998, the Company sold 715,000 shares of its Common Stock at US $1.25 per share, pursuant to Rule 504 of Regulation D under the Securities Act. The Company received gross proceeds of $893,750 from such offering.

    In June 1998 the Company sold 775,000 shares of its Common Stock at US $4.00 per share, pursuant to Regulation S under the Securities Act. All such shares were sold to "non-U.S. Persons" as defined in Regulation S. The Company received gross proceeds of $3,100,000 from the offering. The Company paid a commission of 5% of the purchase price per share to Mats Jonnerhag, a director of the Company, and B(3)rsinsikt A.B., a company in which Mr. Jonnerhag is a 66% stockholder. Mr. Jonnerhag and B(3)rsinsikt placed a total of 260,000 shares, and together they received a total commission of US $52,000.

    In August 1999, the Company completed a bridge financing of $2,000,000 of 12% promissory notes through Madison Securities, Inc. of Chicago, Illinois. In connection with such bridge financing, the Company issued an aggregate of 180,000 common stock purchase warrants; 100,000 of which have an exercise price of $7.49 per share and 80,000 of which have an exercise of $8.04 per share. On October 29, 1999, the Company completed the first tranche of the Company's private placement financing, in which it sold an aggregate of 393,750 shares of Common Stock for gross proceeds of $3,500,000. In such offering, $1,200,000 of bridge notes were exchanged for shares of the Company's Common Stock. The Company used $841,557 of the gross proceeds to repay in full the balance of the bridge notes plus interest accrued on all of the bridge notes. After paying underwriting commissions, the Company received $1,108,443 in proceeds from the first tranche of the offering. On November 12, 1999, the

Company completed the second and final tranche of the private placement, in which it sold an aggregate of 731,250 shares of Common Stock for gross proceeds of $6,500,000. After paying underwriting commissions, the Company received $5,850,000 in net proceeds from the second tranche. The Company believes that these offerings were exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

    On February 29, 2000, the Company acquired all of the capital stock of Unwire AB. The Company paid the purchase price by issuing to the stockholders of Unwire an aggregate of 1,075,000 shares of Common Stock with a market value of approximately $72.2 million. The Company has agreed to register the shares under the Securities Act, of which 25% of the shares issued to Unwire stockholders were registered in August 2000, and as to the balance of which, the Company has agreed to register such shares by December 31, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include the rate of market development and acceptance of location services technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

    For purposes of the discussion contained herein, unless otherwise stated, all information is reported on a consolidated basis for CellPoint and its wholly-owned subsidiaries.

BUSINESS STRATEGY

CELLPOINT

    CellPoint's business strategy is to provide location technology, enabling platforms and location service applications in target markets around the world. CellPoint's technology and services enable users to determine the position of a cellular telephone or mobile device, such as a Personal Digital Assistant ("PDA"), for use in a broad range of consumer and business applications. CellPoint begins with installing the CellPoint Mobile Location Services platform with a GSM cellular network operator. The network operator, or a third party, will then market the chosen location services as value-added services offered to the end-users of the cellular network. The Company earns revenues through (i) percentage or fixed price participation in the revenue streams resulting from the new services offered by the network operator, (ii) sale of tiered licenses to network operators, such as a fixed price for the first 50,000 users with increases for additions of 100,000, 500,000 and 1,000,000 users, (iii) usage revenues from service providers, based on transaction volumes or time frames,
(iv) sale of the CellPoint System to strategic partners where partners are licensed to operate the technology in a specified geographic area, (v) advertising revenues for Internet applications, (vi) consulting and professional services, and (vii) programming interfaces.

    CellPoint has several commercial agreements currently in place. CellPoint's first commercial agreement was signed in April 1999 with Tele2, a GSM network operator in Sweden, for positioning services for GSM mobile phones. Through June 30, 2000, the Company has received $536,306 in revenues from the Tele2 contract. On July 28, 1999, CellPoint signed an agreement with France Telecom Mobiles for the purchase of a system for an evaluation project of the Company's CellPoint positioning technology and services for commercial fleet management. CellPoint and France Telecom entered into a commercial agreement in July 2000 where France Telecom Mobiles will license CellPoint's location platform and one location services application, Resource Manager. In May 2000, CellPoint entered into an agreement with Yahoo Sverige AB, a European subsidiary of Yahoo! Inc. CellPoint has agreed with Yahoo! to co-market a person-to-person locator service for mobile phones in specified countries in Europe. The service will be called "Yahoo! Find-A -Friend". Under that contract, CellPoint will receive revenues from the GSM network operator for the CellPoint platform and will have revenue sharing with Yahoo! and the GSM operator for the Find-A-Friend services. CellPoint is currently running approximately 10 pilot projects and technology evaluations with cellular network providers for positioning services throughout Europe and other parts of the world. See Item 1, "Description of Business".

UNWIRE

    Unwire's business strategy is to provide telematics technology, terminals and applications in target markets around the world. Telematics services are marketed directly to larger industrial users, either directly or through systems integrators, and the GSM terminals are programmed for specific applications such as ventilation system management, container management or for remote management, supervision and control of security systems or automatic door systems. Instructions are programmed in the telematics terminals in advance, allowing for performance of a multitude of tasks from a remote location. Revenues are realized from (i) sale of telematics terminals, (ii) licensing fees on application software, (iii) professional services such as consulting, education and development, (iv) usage revenues, (v) revenue sharing on phone line usage, and (vi) programming interfaces.

    On March 9, 2000, Unwire announced an agreement with PM-Luft AB for a wireless ventilation management system. PM-Luft is one Europe's largest companies in the production of ventilation systems for industrial complexes, shopping centers and office buildings. In the PM-LUFT application, UP100 terminals will connect to their ventilation systems, so when a failure occurs or performance deteriorates, the Unwire terminal unit will send an alarm to the service central. Under this contract, Unwire will earn revenues from the sale of hardware terminals and application license fees.

    On May 8, 2000, Unwire announced an agreement with Ericsson for the delivery in South East Asia of solutions based on Unwire's programmable GSM terminals. Ericsson has initially committed to buy several hundred terminals from Unwire and has employed project leaders and sales staff to sell the new solutions enabled by Unwire's technology. Ericsson has also commissioned Unwire to work with its staff in developing applications on Unwire's GSM telematics terminals in the fast growing Asian markets. Under this contract, Unwire will earn revenues from the sale of hardware, consulting services and application license fees.

RESULTS OF OPERATIONS

    With the acquisition of Unwire during the fiscal year ended June 30, 2000 ("Fiscal 2000"), the Company believes that it now operates in two segments of the wireless services market--location services (CellPoint) and telematics (Unwire). Accordingly, the Company's results of operations are discussed on the basis of these two segments.

    REVENUES. In Fiscal 2000, the Company's gross revenues from operations were $915,478, as compared to no revenues from operations for the fiscal year ended June 30, 1999 ("Fiscal 1999"). For Fiscal 2000, $839,003 in revenues, or approximately 91.6% of the Company's total revenues, were attributable to the location services segment. Of such revenues from location services, $536,306 were derived from the Tele2 contract. The Company acquired Unwire on February 29, 2000. Results of operations from Unwire are included in the Company's results of operations for the period from March 1, 2000 through June 30, 2000. The telematics segment (Unwire) had revenues of $76,475, or approximately 8.4% of the Company's total revenues, for Fiscal 2000. On a pro forma basis, if the acquisition of Unwire were deemed to have occurred as of July 1, 1998, the beginning of Fiscal 1999, the Company would have shown revenues of $186,546 for Fiscal 1999 and $1,053,989 for Fiscal 2000. Pro forma results do not necessarily indicate the results which would have occurred had the acquisition occurred on that date, nor are they intended to indicate expected revenues for the next fiscal year.

    COST OF REVENUES. Costs incurred by the Company in producing revenues in Fiscal 2000 were $529,956. Costs of producing revenues were $506,254 for the location services segment and $23,702 for the telematics segment. No costs of revenues were recorded in Fiscal 1999 as the Company had no revenues from commercial operations in that fiscal year.

    GROSS PROFIT. For Fiscal 2000, the Company had a gross profit of $385,522. The location services segment had a gross profit of $332,749 (or 86.3% of the Company's gross profit) and the telematics segment had a gross profit of $52,773 (or 13.7% of the Company's gross profit) in Fiscal 2000. The Company did not have any gross profit for Fiscal 1999 as it had no revenues from commercial operations in such fiscal year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $3,144,859, from $1,637,240 in Fiscal 1999 to $4,782,099 in Fiscal 2000. Selling, general and administrative expenses were $4,320,399 (or 90.3% of the total of such expenses) for the location services segment and $461,700 (or 9.7% of the total of such expenses) for the telematics segment in Fiscal 2000. Professional fees, including technology development consulting services, were $1,742,848 in Fiscal 2000, as compared to $534,176 in Fiscal 1999. The increase in selling, general and administrative expenses in the location services segment was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of the increased selling, general and administrative expenses in Fiscal 2000 were an increase in personnel costs due to an increase in the number of employees and an increase in rent and other property costs resulting from a relocation to new premises. Management expects selling, general and administrative expenses to continue at a similar level in the near future as the Company continues to devote resources to the expansion of the Company.

    PROFESSIONAL FEES. Professional fees increased by $1,208,672 from $534,176 in Fiscal 1999 to $1,742,848 in Fiscal 2000. Professional fees were $1,526,806 (87.7% of such expenses) for the location services segment, and $216,042 (12.3% of such expenses) for the telematics segment in Fiscal 2000. In Fiscal 1999, all such expenses were incurred by the location services division. Professional fees primarily related to costs incurred in connection with the move from the Electronic Bulletin Board to the Nasdaq National Market, certain costs related to potential financing transactions which did not come to fruition, and other professional fees incurred in connection with the acquisition of Unwire. Management expects to continue to incur significant professional fees while in its expansion phase and in connection with anticipated financing transactions.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $702,063 in Fiscal 1999 to $5,647,950 in Fiscal 2000. The location services segment recorded depreciation and amortization expense of $2,418,978, or 42.8% of the Company's total of such expenses, for Fiscal 2000, while the telematics segment recorded such expenses of $3,228,972, or 57.2% of the Company's total of such expenses. For Fiscal 1999, all of the Company's depreciation and amortization expense was recorded in the location services segment, as the Company did not acquire Unwire's telematics business until the third quarter of Fiscal 2000. The increase in depreciation and amortization expense from Fiscal 1999 to Fiscal 2000 is substantial not only because of the acquisition of the telematics business in Fiscal 2000, but also because of the acquisition of the core location technology from Novel which occurred in Fiscal 1999. The costs of developing the location services technology prior to establishing a product's technological feasibility are expensed as incurred. After technological feasibility has been demonstrated, the development costs are capitalized until the product is available for release. The development costs for the technology are amortized over an estimated useful life of three years.

    LOSS FROM OPERATIONS. Loss from operations for Fiscal 2000 was ($11,787,375) versus ($2,873,475) in Fiscal 1999. For Fiscal 2000, the Company's
location services segment had a loss from operations of ($7,614,318), or approximately 64.6% of the Company's total loss from operations, and the Company's telematics segment had a loss from operations of ($4,173,057), or approximately 35.4% of the Company's total loss. The loss from operations of the telematics segment includes depreciation and amortization of $3,228,972 attributable to the acquisition of Unwire. All of the Company's loss from operations in Fiscal 1999 was attributable to the Company's location services segment. The loss from operations was larger in Fiscal 2000 because the Company greatly expanded its infrastructure, tripled the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    FINANCIAL ITEMS. Financial items resulted in an expense of $43,885 in Fiscal 2000 compared to a net expense of $96,272 in Fiscal 1999. Interest income was $144,221 in Fiscal 2000, compared to $33,895 in Fiscal 1999. The increase in interest income was attributable to the investment of net proceeds of $9,000,000 from a private placement in the first and second quarters of Fiscal 2000. Interest expense was $190,122 in Fiscal 2000, as compared to no interest expense in Fiscal 1999. In Fiscal 2000, the Company had realized and unrealized exchange gains aggregating $2,016 whereas in Fiscal 1999, the Company had net realized exchange losses of $(130,167). These items result primarily from exchange rate fluctuations among the currencies of the United States, Sweden and South Africa.

    LOSS BEFORE INCOME TAXES. The Company generated a loss before income taxes of ($11,831,260) in Fiscal 2000 as compared to ($2,969,751) in Fiscal 1999. The increased loss before income taxes is primarily attributable to the costs of expansion of the Company's infrastructure, the hiring of additional personnel, the expenses associated with commercialization of its products and the acquisition of Unwire.

    NET LOSS AND LOSS PER SHARE. Net loss was ($11,831,260) for Fiscal 2000, versus ($2,969,751) for Fiscal 1999. On a pro forma basis, if the acquisition of Unwire were deemed to have occurred as of July 1, 1998, the beginning of Fiscal 1999, the Company would have shown a net loss of ($4,083,273) for Fiscal 1999 and ($12,665,312) for Fiscal 2000. Pro forma results do not necessarily indicate the results which would have occurred had the acquisition occurred on that date, nor are they intended to indicate expected results for the next fiscal year. Loss per share was ($1.35) based on weighted average shares outstanding of 8,743,630, while the Fiscal 1999 loss per share was ($.40) based upon a weighted average of 7,440,000 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At June 30, 2000, the Company had $7,781,060 in current assets. Cash and cash equivalents amounted to $6,624,662. Current liabilities were $2,606,234 at June 30, 2000. At June 30, 1999, the Company had $236,193 in
current assets, of which $180,073 consisted of cash and cash equivalents. Working capital at the end of Fiscal 2000 was $5,174,826, as compared to ($359,447) at the end of Fiscal 1999. The increase in working capital is largely attributable to the Company's completion of a private placement of equity in the first and second quarters of Fiscal 2000 resulting in net proceeds to the Company of $9,000,000. In addition, at June 30, 2000, the Company had an outstanding loan of $4,000,000. The loan bears interest at 9% per annum and matures in July 2001. The ratio of current assets to current liabilities was 3.0 to 1.0 at the end of Fiscal 2000 as compared to 0.4 to 1.0 at the end of Fiscal 1999.

    CASH FLOW FROM OPERATIONS. For Fiscal 2000, the Company used net cash in operating activities of $6,308,878, as compared to $2,436,193 for Fiscal 1999. The significant increase in Fiscal 2000 was largely attributable to the Company's net loss (($11,831,260) for Fiscal 2000 compared to ($2,969,751) for Fiscal 1999), offset in Fiscal 2000 by non-cash amortization expense of $5,513,984.

    CASH FLOW FROM INVESTING ACTIVITIES. For Fiscal 2000, the Company had a net cash outflow from investing activities of $443,647 versus a net cash outflow of $512,320 in Fiscal 1999. In Fiscal 1999, the Company purchased the South African development team and certain fixed assets now in its its South African subsidiary. The total purchase price included $500,000 in cash. In Fiscal 2000, the Company purchased fixed assets of $443,647. The Company does not currently have any commitments for capital expenditures during the next fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

    CASH FLOW FROM FINANCING ACTIVITIES. For Fiscal 2000, the Company had a net cash inflow from financing activities of $12,858,499 versus a net cash inflow of $2,366,667 in Fiscal 1999. The Company received net proceeds of $9,000,000 from a private placement of shares and warrants and $4,000,000 from a bank loan in Fiscal 2000 while in Fiscal 1999, the Company received net proceeds of $2,466,667 from a private placement of its shares.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at June 30, 2000 was $80,100,076, including an accumulated deficit of ($15,637,603) The Company's stockholders' equity was $11,160,902 at June 30, 1999, including an accumulated deficit of ($3,806,343). The increase in stockholders' equity during Fiscal 2000 is primarily attributable to the Company's receipt of proceeds from its private placement ($8,898,875), the additional paid-in capital of $70,680,175 attributable to the issuance of shares in connection with the Unwire acquisition, and $660,000 in original issue discount in connection with the private placement.

    The Company may require additional capital during its fiscal year ending June 30, 2001 to implement its business strategies, including cash for
(i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

RECENT DEVELOPMENTS

    On August 28, 2000, Unwire announced a contract with PhoneTrans AG of Germany, pursuant to which PhoneTrans has committed to purchase a minimum of 24,000 telematics terminals from Unwire over 29 months. The purchase price under the contract is expected to aggregate $8,000,000. In the vending machine marketplace, Unwire's terminals will automatically notify owners of low stock levels, saving companies time and money by ensuring stock levels are always there. Under this contract, Unwire will earn revenues from the sale of hardware, consulting services and application license fees.

    On September 8, 2000, Unwire announced its agreement with ItsMobile of Ireland to provide telematics terminals for vending machines in Europe. The purchase price under the contract is expected to aggregate $2,800,000 in revenues. Unwire's terminals will notify owners automatically of low stock levels and will provide such owners with remote management information for the vending machines.

    On September 27, 2000, Unwire and CellPoint announced a contract with Car Tracking Company Ltd. of Thailand. This contract combines Unwire's purpose-designed in-vehicle telematics terminals with CellPoint's location technology to provide security and fleet management for police and government vehicles in Thailand. The contract is expected to aggregate $12,000,000 in revenues over three years.

ITEM 7.  FINANCIAL STATEMENTS.

    The financial statements for the Company's fiscal year ended June 30, 2000 are attached to this Annual Report commencing at page F-1.

                                 CELLPOINT INC.
                  CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
               FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

Report of Independent Accountants...........................    F-1
Consolidated Balance Sheets as of June 30, 2000 and 1999....    F-2
Consolidated Statements of Operations for the fiscal years
  ended June 30, 2000 and 1999..............................    F-3
Consolidated Statements of Stockholders' Equity for the
  fiscal years
  ended June 30, 2000 and 1999..............................    F-4
Consolidated Statements of Cash Flows for the fiscal years
  ended June 30, 2000 and 1999..............................    F-5
Notes to the Consolidated Financial Statements..............    F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company's auditors from the fall of 1997 through January 27, 1999 were Ohrlings Coopers & Lybrand of Sweden. By mutual agreement, the Company and Ohrlings Coopers & Lybrand terminated their professional relationship in January 1999. Such decision was approved by the Board of Directors of the Company. The report of Ohrlings Coopers & Lybrand on the Company's financial statements for the fiscal year ended June 30, 1998 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. Such report, however, included a statement that the Company was a development stage company, with no revenues, which has sustained losses from operations since inception. Ohrlings Coopers & Lybrand stated that there was substantial doubt about the ability of the Company to continue as a going concern. The Company did not disagree with such statements at that time.

    As of January 1999, the Company's auditors were BDO International AB of Stockholm, Sweden. BDO International AB has audited the Company's financial statements for the fiscal years ended June 30, 1999 and June 30, 1998 For the fiscal year ended June 30, 2000, BDO International AB assigned the overall audit responsibility to its member firm, BDO Stoy Hayward of England.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth the directors and executive officers of the
Company:

Stephen Childs................  Director

Lynn Duplessis................  Director, Vice President, Secretary, Treasurer and Chief
                                Financial Officer

Peter Henricsson..............  Director, President, Chief Executive Officer and Chairman of
                                the Board

Mats Jonnerhag................  Director

Bengt Nordstrom...............  Director

Lars Persson..................  Director; President of CellPoint Europe Ltd.

Albert van Urk................  Director; Vice President of CellPoint Systems AB

Kjell Wallman.................  Director

    STEPHEN CHILDS, 53, has been a director of the Company since May 2000. He has more than 15 years international experience in the telecom industry and has held senior management positions with Orange from 1997-2000 as Group Director--New Business Ventures; Deutsche Telecom from 1995-1996 as Vice President, International Business Development; US West International from 1993-1995, Assistant Vice President; Pakcom from 1990-1993 as CEO and McCaw Cellular from 1986-1988 in the United States as General Manager. He has over 20 years of proven success in general management, sales and marketing and an extensive network in the telecoms industry.

    LYNN DUPLESSIS, 40, has been Vice President and Secretary, Treasurer and director of the Company since its formation in 1997. She has 19 years of experience in the technology industry. Ms. Duplessis has been employed by Minerva Technology Inc, Vancouver, British Columbia, (1996), director of industry solutions with The Capstan Group, Vancouver, British Columbia, (1992-1993), and was employed in marketing, management and systems engineering by IBM Canada Ltd., Vancouver, British Columbia and Toronto, Ontario, Canada (1981-1992). She is also a director of CellPoint SA, Unwire AB, CellPoint Europe Ltd. and CellPoint AB. Ms. Duplessis is married to Peter Henricsson, a director and the President and Chief Executive Officer of the Company.

    PETER HENRICSSON, 48, has been President, Chief Executive Officer, and director of the Company since its formation in 1997. He has over 20 years of experience in executive management, international marketing, venture capital, consulting and financing, with both multinational corporations and emerging companies. Mr. Henricsson has been President of Iform Sverige AB of Sweden, (1996-1997), owner of HIM Inc. (Henricsson International Marketing), Vancouver, British Columbia, (1991-1996), senior vice president with Allied Environmental, Vancouver, British Columbia, (1986-1991), and manager at Atlas Copco MCT AB, Stockholm, Sweden, Hong Kong and Indonesia (1980-1986). He is also a director of CellPoint SA, and Chairman of the Board and a director of CellPoint AB, Unwire AB and CellPoint Europe Ltd. Mr. Henricsson is married to Lynn Duplessis, a director and Secretary and Treasurer of the Company.

    MATS JONNERHAG, 47, has been a director of the Company since December 1998. Mr. Jonnerhag is the founder and majority owner of B(3)rsinsikt AB. He founded Borsinsikt in 1982 and has more than 20 years of experience with the Swedish stock market. Borsinsikt publishes a weekly stock market newsletter. Subsidiary operations include Borsinsikt Broker, which is a brokerage company, and

Borsinsikt BorsData AB, which markets analysis software developed in-house and other research products.

    BENGT NORDSTROM, 43, has been a director of the Company since September 1998. He was the Chief Technology Officer and Executive Director of SmarTone Telecommunications Ltd., a cellular network operator in Hong Kong, until January 1999. He is now the President and Senior Partner of Northstream AB of Sweden, a GSM advisory company specializing in data over GSM. Mr. Nordstrom is a member of the Executive Committee of the GSM Association which represents the interests of over 400 GSM and satellite network operators around the world. He was with SmarTone from 1993 to 1998, and was previously with Comviq GSM AB from 1989-1993 and with Ericsson Telecom AB from 1983-1989.

    LARS PERSSON, 44, has been a director of the Company since July 2000. He is President of CellPoint Europe Ltd. He was President of Telia Mobile International and Executive Vice President of Telia a leading mobile operator in the Nordic countries, from 1997-2000. He was the Managing Director for France Telecom in the Nordic countries from 1992-1997. From 1986-1992, he was the Managing Director of GPI Sweden, a wholly-owned subsidiary of the Norwegian public company GPI A/S. Prior to that he held other senior management positions in telecommunications and technology companies dating back to 1980. Mr. Persson is also on the boards of Wireless Maingate and CyberCom, both Swedish companies.

    ALBERT VAN URK, 33, is co-founder of Wasp International and has been a director of the Company since 1999. He is also a director and Vice President of Technology for CellPoint AB and a director of CellPoint SA. He had been the Director of Research and Development of Wasp International from 1993 to 1999. Mr. van Urk is a director of Wasp SA. He led the development of the CellPoint GSM positioning technology platform and continues research and development activities for the CellPoint System.

    KJELL WALLMAN, 67, has been a director of the Company since January 1999. He had been a partner with Mannheimer Swartling Advokatbyra (law firm) since 1990 and retired in January 1999. He continues to consult to Mannheimer on corporate law matters. He was also a partner with Carl Swartling Advokatbyra from 1974-1990, and a partner with Weltter & Swartling Advokatbyra from 1968-1974.

    Except for Stephen Childs and Lars Persson, each of the Company's directors was elected by the stockholders at the stockholders meeting, held in November of 1999. Mr. Childs was appointed by the Company's Board of Directors to serve as a director in May 2000 and Mr. Persson was appointed by the Company's Board of Directors to serve as a director in June 2000. Each director shall serve until the next annual meeting of the stockholders at which time he or his successor shall be elected and duly qualified.

COMMITTEES AND MEETINGS

    The Board of Directors has a standing Audit Committee. The Audit Committee reviews the proposed scope of audit and non-audit services and the fees proposed to be charged for such services, reviews the reports and receives comments and recommendations from the Company's internal audit function and the Company's independent auditors following completion of the annual audit, and reviews with such auditors and management the Company's accounting policies and the adequacy of the Company's internal accounting controls. The Audit Committee also deals with special matters relating to the Company's accounting practices and financial statements brought to its attention by the Company's internal auditors, management or the Company's independent auditors.

    The Board of Directors held eight meetings during the Company's fiscal year ended June 30, 2000. Otherwise, the Board of Directors acted by unanimous written consent.

COMPENSATION OF DIRECTORS

    The directors of the Company do not receive annual compensation for their services. Messrs. Henricsson, van Urk and Persson and Ms. Duplessis are compensated for their services to the Company or its subsidiaries in their capacities as respective officers of the Company or its subsidiaries, and not as directors of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Two of the Company's directors and officers (Messrs. Childs and Persson) inadvertently filed their Initial Statements of Beneficial Ownership of Securities on Form 3 more than ten days after the Company first became subject to the reporting requirements of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table shows compensation for services rendered to the Company during the fiscal years ended June 30, 2000, 1999 and 1998, respectively, by the Chief Executive Officer and the Vice President. Each executive officer serves under the authority of the Board of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                            ---------------------------------------------   -------------------------------------------------
                                                                                    AWARDS                    PAYOUTS
                                                                            -----------------------   -----------------------
                                                                                         SECURITIES
                                                                OTHER       RESTRICTED   UNDERLYING
                                                                ANNUAL        STOCK       OPTIONS/      LTIP      ALL OTHER
NAME AND                     FISCAL     SALARY     BONUS     COMPENSATION    AWARD(S)     SARS(1)     PAYOUTS    COMPENSATION
PRINCIPAL POSITION            YEAR       ($)        ($)          ($)           ($)          (#)         ($)          ($)
------------------          --------   --------   --------   ------------   ----------   ----------   --------   ------------
Peter Henricsson,.........    2000     $140,000     0           0              0                 0      0            6,500
President & CEO               1999     $ 71,000    -0-         -0-            -0-              -0-     -0-             -0-
                              1998     $ 35,500    -0-         -0-            -0-         75,000/0     -0-             -0-

Lynn Duplessis,...........    2000     $125,000     0           0              0                 0      0            6,500
Vice President,               1999     $ 60,000    -0-         -0-            -0-              -0-     -0-             -0-
Secretary and                 1998     $ 30,000    -0-         -0-            -0-         75,000/0     -0-             -0-
Treasurer

    The Company has no set bonus policy. Bonuses may be awarded by the independent directors of the Company. There is no bonus plan currently under discussion or in place with the Company. The Board has established a salary review committee consisting of two independent directors and the Chairman of the board, plus an alternate director where the Chairman's compensation is concerned. This salary review committee will review salaries for all staff. The directors of the company do not receive salaries for being directors but do have options in the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Company's capital structure consists of 22,000,000 authorized shares of Common Stock, of which 10,507,986 shares were issued and outstanding as of September 18, 2000 and 3,000,000 shares of

Preferred Stock, none of which is outstanding. The Company believes there are approximately 1,400 beneficial owners of its Common Stock. Each share of Common Stock is entitled to one vote per share.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 18, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

                                                               SHARES OF           PERCENT OF
                                                              COMMON STOCK        COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNERS                         BENEFICIALLY        BENEFICIALLY
AND DIRECTORS AND OFFICERS                                       OWNED               OWNED
-------------------------------------                         ------------   ----------------------
5% BENEFICIAL OWNERS
Novel Electronic Systems & Technologies.....................    2,302,000                      21.9%
5 Duke of Edinburgh Ave
Port Louis, Mauritius

DIRECTORS AND EXECUTIVE OFFICERS
Stephen Childs..............................................            0(a)                      *
4800 Abbey Road
Placerville, California 95667
United States

Lynn Duplessis..............................................    2,000,000(b)                   19.0%
PO Box 1604
Ascot
Berks SL5 9EX
England

Peter Henricsson............................................    2,000,000(c)                   19.0%
PO Box 1604
Ascot
Berks SL5 9EX
England

Mats Jonnerhag..............................................       35,890(d)                      *
Borsinsikt AB
Box 6044
S-192 06 Sollentuna
Sweden

Bengt Nordstrom.............................................       35,000(e)                      *
Northstream AB
Sjoangsvagen 7 S-19172 Sollentuna Sweden

Lars Persson................................................            0(f)                      *
Heindalsvagen 10
SE-162 63 Djursholm
Sweden

Albert van Urk..............................................       75,000(g)                      *
20 Van Rooy Street
Potchefstroom
South Africa

                                                               SHARES OF           PERCENT OF
                                                              COMMON STOCK        COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNERS                         BENEFICIALLY        BENEFICIALLY
AND DIRECTORS AND OFFICERS                                       OWNED               OWNED
-------------------------------------                         ------------   ----------------------
Kjell Wallman...............................................       25,000(h)                      *
Brahegatan 39
S-114 37 Stockholm
Sweden

Officers and Directors as a Group                               2,170,890                      20.6%
  (8 persons)...............................................

------------------------

(a) Mr. Childs has options to acquire 20,000 shares, none of which is currently exercisable.

(b) Includes 1,500,000 shares owned by Peter Henricsson, Ms. Duplessis' husband. Excludes (1) options to acquire 75,000 shares, and (2) options to acquire 75,000 shares issued to Mr. Henricsson, with respect to which Ms. Duplessis and Mr. Henricsson cannot exercise such options prior to October 2000.

(c) Includes 500,000 shares owned by Lynn Duplessis, Mr. Henricsson's wife.
    Excludes: (1) options to acquire 75,000 shares, and (2) options to acquire 75,000 shares issued to Ms. Duplessis, with respect to which Ms. Duplessis and Mr. Henricsson cannot exercise such options prior to October 2000.

(d) Includes (1)12,350 shares held by B(3)rsinsikt AB, of which Mr. Jonnerhag is a 66% stockholder (owning 10,890 shares), and (2) options to acquire 25,000 shares, all of which are currently exercisable.

(e) Mr. Nordstrom has options to acquire 35,000 shares, all of which are currently exercisable.

(f) Mr. Persson has options to acquire 90,000 shares, none of which are exercisable.

(g) Mr. van Urk has options to acquire 75,000 shares, all of which are currently exercisable.

(h) Mr. Wallman has options to acquire 25,000 shares, all of which are currently exercisable.

STOCK INCENTIVE PLAN

    The Board of Directors of the Company has adopted a stock incentive plan (the "Plan"). Pursuant to the provisions of the Plan, 1,500,000 shares of the Company's Common Stock are reserved for issuance upon exercise of options. The Plan is designed to retain qualified and competent officers, employees, and directors of the Company.

    The Company's Board of Directors, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Plan on such terms and at such prices as determined by the Company's Board of Directors. The exercise price will not be lower than the closing price on the date the options are issued, or if such prices are not available, at the fair market value as determined by the Board of Directors. Options granted under the Plan will be exercisable after the period specified in the option agreement. Options granted under the Plan will not be exercisable after the expiration of ten years from the date of grant. The Plan will also authorize the Company to make loans to optionees to enable them to exercise their options. At present, 1,096,000 options have been granted, though none has been exercised.

    To date, the Company has not issued any SARs. The Company granted no options to Peter Henricsson in Fiscal 2000 or Fiscal 1999. In Fiscal 1998, Mr. Henricsson received 75,000 options, with an exercise price of $2.75 per share. Mr. Henricsson cannot exercise any such options prior to October 2000.

STOCK WARRANT PLAN

    The Company has adopted a stock warrant plan (the " Warrant Plan"). Pursuant to the provisions of the Warrant Plan, eligible employees, consultants and affiliates will be given the opportunity to purchase warrants, which warrants can be exercised, upon vesting, to purchase shares of the Company's Common Stock. An aggregate of 500,000 shares of the Company's Common Stock have been reserved for issuance pursuant to the Warrant Plan. The Plan is designed primarily to retain qualified and competent officers, employees, and directors.

    The Board of Directors of the Company, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees, consultants and affiliates including the Company's officers and directors (whether or not employees). Warrants will be sold to eligible persons at prices determined by independent appraisers to be fair market prices at the time of such sale. Each warrant will have an exercise price equal to no less than 150% of the closing price of the Company's Common Stock on the date immediately preceding the date of sale. Each warrant sold pursuant to the Warrant Plan will be subject to a vesting period as determined by the Board of Directors, and will expire no later than five years from the date of issuance. To date, warrants with respect to an aggregate of 330,000 shares have been sold.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since the formation of the Company, Peter Henricsson and Lynn Duplessis, the Company's founders and directors and executive officers, have made loans to fund the Company's cash needs. During the fiscal year ended June 30, 1997, Mr. Henricsson and Ms. Duplessis paid all of the Company's operating expenses in the amount of $40,100. During the fiscal year ended June 30, 1998, they continued to finance the Company's operations, by extending loans which ranged from a low of $40,000 to a maximum of $180,000 outstanding at any one time. A portion of these loans was also used to fund the initial payment made in connection with the acquisition of the Company's technology. At June 30, 1998, the outstanding amount of the Company's indebtedness to Mr. Henricsson and Ms. Duplessis was $150,000. The Company has repaid these loans as and when it had sufficient excess cash to do so. At no time, was interest charged on the above loans. The above loans were repaid in full in November 1998.

    In addition, Mr. Henricsson and Ms. Duplessis have loaned the Company an aggregate of $300,000 in June and July 1999. Interest of 5% was charged on the outstanding balance of this loan, which was repaid in full in December 1999.

    Upon the formation of the Company in 1997, Mr. Henricsson and Ms. Duplessis invested $1,500 and $500, respectively, in consideration of which, the Company issued to them 1,500,000 shares and 500,000 shares of Common Stock, respectively. These investments were made when the Company had no assets and no operations.

    In connection with the Company's offering of Common Stock in 1998 at $4.00 per share pursuant to Regulation S under the Securities Act, the Company paid a commission of 5% of the purchase price per share to Mats Jonnerhag, a director of the Company, and B(3)rsinsikt A.B., a company in which Jonnerhag is a 66% stockholder. Mr. Jonnerhag and B(3)rsinsikt placed a total of 260,000 shares, and together they received a total commission of $52,000.

    Effective February 1999, the Company amended and restated its agreements with Wasp International and Novel Electronics Systems & Technologies, Ltd., in connection with the Company's acquisition of the technology platform supporting the CellPoint System. In May 1998, the Company issued 1,950,000 shares of the Company's Common Stock as part of the consideration for the license for the technology, and the option to acquire the technology, originally granted to the Company in May 1998. Such shares were applied to the consideration payable to Novel for the acquisition of the technology when such agreements were amended and restated effective as of February 1999. In addition, as part of the February 1999 agreements, in October 1999, the Company issued to Novel an additional 75,000 shares of Common Stock since, for the twenty trading days immediately prior to September 30, 1999, the average trading price of the Company's Common Stock was less than $16.00 per share.

    As part of the February 1999 transaction, the Company acquired 10% of the outstanding equity of Wasp SA. One of the Company's directors, Mr. van Urk, is also a director and shareholder of Wasp SA. From time to time, the Company may purchase from Wasp SA certain hardware for the implementation of the CellPoint System. To date, the amounts paid to Wasp SA for such hardware have not been material. The Company believes that its equipment purchases from Wasp SA have been and will continue to be on terms comparable to those available to unaffiliated third parties.

ITEM 13.  EXHIBITS.

    The following Exhibits are filed as part of this Annual Report on Form
10-KSB:

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
         3.1            Articles of Incorporation (incorporated by reference to the
                        Company's filing on Form 10-SB, filed with the Securities
                        and Exchange Commission on December 23,1998)

         3.2            Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form SB-2, filed
                        with the Securities and Exchange Commission on June 8, 2000)

         3.3            Certificate of Amendment to the Articles of Incorporation of
                        the Company, filed with the Secretary of State of Nevada on
                        October 4, 1999 (incorporated by reference to the Company's
                        Current Report on Form 8-K, filed with the Securities and
                        Exchange Commission on October 5, 1999)

        10.1            Amended and Restated Stock Incentive Plan*

        10.2            Agreement between Matrix Vehicle Tracking (Pty) Ltd. and
                        Technor International Inc., dated May 11, 1999*

        10.3            Amended and Restated Option Agreement, dated May 13, 1999*

        10.4            Sale of Technology Agreement between Novel Electronic
                        Systems & Technologies and Technor International Inc., dated
                        May 13, 1999*

        10.5            Share Sale Agreement, dated May 13, 1999, between Gerrit van
                        Urk, Albert van Urk, Guy Redford and Technor International,
                        Inc.*

        10.6            Memorandum of Understanding between AU-System and CellPoint
                        Systems AB, dated Feb. 17, 1999*

        10.7            Limited Sale of Business, dated as of March 1, 1999, between
                        Wasp International (Pty) Limited and Wasp S.A. (Pty)
                        Limited*

        10.8            Project Agreement, dated April 23, 1999, between Tele2 and
                        CellPoint Systems AB*

        10.9            Contract, dated August 1999, between France Telecom and
                        CellPoint Systems AB*

        10.10           Employment Agreement, dated as of April 1, 2000, between
                        CellPoint and Peter Henricsson (filed herewith)

        10.11           Employment Agreement, dated as of April 1, 2000, between
                        CellPoint, and Lynn Duplessis (filed herewith)

        10.12           Employment Agreement, dated as of July 31, 1998, between
                        Wasp International (Pty) Ltd. and Albert van Urk***

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------             ------------------------------------------------------------
        10.13           Purchase and Sale Agreement, dated as of February 16, 2000, by and among CellPoint Inc., CellPoint Swedish Holdings
                        Ltd., and the Sellers named therein**

        10.14           Registration Rights Agreement, dated as of February 29,
                        2000, by and among CellPoint Inc., CellPoint Swedish
                        Holdings Ltd., and the Sellers named therein**

        10.15           Escrow Agreement, dated as of February 29, 2000, by and
                        among CellPoint Inc., CellPoint Swedish Holdings Ltd., the
                        Sellers named therein, Salans Hertzfeld Heilbronn Christy &
                        Viener, as Escrow Agent, U.S. Stock Transfer Corporation, as
                        Depositary, and Per Lundberg, as Sellers' Agent**

        10.16           Agreement, dated May 4, 2000, by and between CellPoint
                        Systems AB and Yahoo! Sverige AB (incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 8, 2000;
                        omits portions based upon a request for confidential
                        treatment pursuant to Rule 406 under the Securities Act
                        of 1933)

        10.17           Agreement, dated April 5, 2000, by and between Unwire AB
                        (PUBL) and Ericcson Business Consulting (Malaysia) SDN BHD
                        (filed herewith) (omits portions based upon a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

        10.18           Employment Agreement, dated as of July 9, 2000, between
                        CellPoint Inc. and Lars Persson (filed herewith)

        10.19           Agreement, dated as of June 30, 2000, between France Telecom
                        Mobiles and CellPoint Systems AB (filed herewith) (omits
                        portions based upon a request for confidential treatment
                        pursuant to Rule 24b-2 under the Securities Exchange Act of
                        1934)

        10.20           Loan Agreement, dated June 7, 2000, between M&S Trust
                        Company Limited and CellPoint Inc. (filed herewith)

        16.1            Letter from Kelly & Co. as supplemented (incorporated by
                        reference to the Company's Current Report on form 8-K, filed with the Securities and Exchange Commission on December 8,
                        1999)

        16.2 Letter from PricewaterhouseCoopers (incorporated by reference to the Company's Current Report on Form 8-K, originally filed on September 23, 1999, as amended on October 26, 1999)

        21              Subsidiaries of Registrant (incorporated by reference to the
                        Company's Registration Statement on Form SB-2, filed with
                        the Securities and Exchange Commission on June 8, 2000)

        27              Financial Data Schedule

------------------------

* Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000.

** Incorporated by reference to the Company's Current Report on Form 8-K, filed on March 13, 2000, as amended by Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2000.

*** Incorporated by reference to the Company's Registration Statement on Form
    10-SB/A-1, filed with the Securities and Exchange Commission on September 16, 1999.

                                               CELLPOINT, INC. AND SUBSIDIARIES
                                               (FORMERLY TECHNOR
                                               INTERNATIONAL, INC.)

                                               Consolidated Financial Statements

                                               Years Ended

                                               June 30, 2000 and 1999

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                    CONTENTS

                                                               PAGE:
                                                              --------
Report of BDO Stoy Hayward, Independent Auditors............     F-1

Consolidated balance sheets as of June 30, 2000 and 1999....     F-2

Consolidated statements of operations for the years ended
  June 30, 2000 and 1999....................................     F-3

Consolidated statements of stockholders' equity and
  comprehensive income/(loss) for the years ended June 30,
  2000 and 1999.............................................     F-4

Consolidated statements of cash flows for the years ended
  June 30, 2000 and 1999....................................     F-5

Notes to consolidated financial statements..................     F-6

                          INDEPENDENT AUDITORS REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CELLPOINT, INC. AND SUBSIDIARIES

    We have audited the accompanying consolidated balance sheets of CellPoint, Inc. and Subsidiaries (the Company) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellPoint, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

/s/ BDO Stoy Hayward

BDO STOY HAYWARD
London
United Kingdom

September 1, 2000

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN USD)

                                                                          JUNE 30,      JUNE 30,
                                                                NOTE        2000          1999
                                                              --------   -----------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................             $ 6,624,662   $   180,073
  Accounts receivable, net of allowance for doubtful
    accounts of $36,732 and $Nil, respectively..............                 211,948            --
  Prepaid expenses..........................................      5          160,717        19,597
  Other receivables.........................................                 242,198        20,533
  Inventory.................................................      6          169,635            --
  Other current assets......................................                 371,900        15,990
                                                                         -----------   -----------
TOTAL CURRENT ASSETS........................................               7,781,060       236,193
                                                                         -----------   -----------
LONG-TERM ASSETS
  Goodwill, net of amortization of $3,415,787 and $Nil......      7      $68,801,585   $        --
  Investments in affiliated companies.......................                 500,000       500,000
  Other intangible assets...................................      8        8,993,080    10,910,209
  Furniture, equipment, and motor vehicles net of
    depreciation of $180,108 and $46,142, respectively......      9          630,585       110,140
                                                                         -----------   -----------
TOTAL LONG-TERM ASSETS......................................              78,925,250    11,520,349
                                                                         -----------   -----------
TOTAL ASSETS................................................             $86,706,310   $11,756,542
                                                                         ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current liabilities............     10      $ 1,623,441   $   223,633
  Accounts payable..........................................                 786,766        39,518
  Deferred revenue..........................................                      --        58,690
  Due to shareholders.......................................                      --       150,000
  Due to affiliate..........................................     11           55,517       123,799
  Other loans and overdraft.................................     12          140,510            --
                                                                         -----------   -----------
TOTAL CURRENT LIABILITIES...................................               2,606,234       595,640
LONG TERM DEBT, NET OF CURRENT MATURITIES
  Bank loans................................................     13        4,000,000            --
                                                                         -----------   -----------
TOTAL LIABILITIES...........................................               6,606,234       595,640
                                                                         -----------   -----------
STOCKHOLDERS' EQUITY
  Common shares ($0.001 par value; 22,000,000 shares
    authorized; 10,465,000 issued as at June 30, 2000 and
    7,440,000 shares issued and 750,000 shares to be issued
    as of June 30, 1999.....................................                  10,465         8,190
  Additional paid in capital................................              95,434,348    14,961,373
  Cumulative foreign currency translation adjustment........                 292,866        (2,318)
  Accumulated deficit.......................................             (15,637,603)   (3,806,343)
                                                                         -----------   -----------
Total stockholders' equity..................................              80,100,076    11,160,902
                                                                         -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................             $86,706,310   $11,756,542
                                                                         ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (AMOUNTS IN USD)

                                                                          YEAR ENDED    YEAR ENDED
                                                                           JUNE 30,      JUNE 30,
                                                                NOTE         2000          1999
                                                              --------   ------------   -----------
Revenues....................................................             $    915,478   $        --
Cost of revenues............................................                 (529,956)           --
                                                                         ------------   -----------
Gross profit................................................                  385,522            --
Selling, general and administrative expenses................               (4,782,099)   (1,637,240)
Professional fees...........................................               (1,742,848)     (534,176)
Depreciation and amortization...............................               (5,647,950)     (702,063)
                                                                         ------------   -----------
Loss from operations........................................              (11,787,375)   (2,873,479)
Financial items, net........................................     15           (43,885)      (96,272)
                                                                         ------------   -----------
Loss before income tax......................................              (11,831,260)   (2,969,751)
Income tax..................................................     16                --            --
                                                                         ------------   -----------
Net loss....................................................             $(11,831,260)  $(2,969,751)
                                                                         ============   ===========
Net loss per common share:
  Basic and diluted.........................................             $      (1.35)  $     (0.40)
Weighted average number of shares outstanding, basic and
  diluted...................................................                8,743,630     7,440,000
                                                                         ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                (AMOUNTS IN USD)

                                             COMMON SHARES        COMMON SHARES TO BE
                                                ISSUED                  ISSUED
                                         ---------------------   ---------------------   ADDITIONAL
                                           NUMBER                NUMBER OF                 PAID-IN       DEFICIT      SUBSCRIPTIONS
                                         OF SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL     ACCUMULATED     RECEIVABLE
                                         ----------   --------   ----------   --------   -----------   ------------   -------------
Balance, June 30, 1998.................   4,715,000   $ 4,715    2,725,000     $2,725    $11,662,123   $  (836,592)     $(120,000)
1998--shares issued....................   2,725,000     2,725    (2,725,000)   (2,725)            --            --             --
Comprehensive income (loss):
Net loss...............................          --        --           --         --             --    (2,969,751)            --
Other comprehensive income (loss):
Currency translation...................          --        --           --         --             --            --             --
Comprehensive loss for fiscal year.....
Subscriptions paid.....................          --        --           --         --             --            --        120,000
Shares to be issued in connection with
  purchased technology.................          --        --      500,000        500      2,299,500            --             --
Shares to be issued in connection with
  marketing agreement..................          --        --      250,000        250        999,750            --             --
                                         ----------   -------    ----------    ------    -----------   ------------     ---------
Balance, June 30, 1999.................   7,440,000   $ 7,440      750,000     $  750    $14,961,373   $(3,806,343)     $      --
                                         ==========   =======    ==========    ======    ===========   ============     =========
November 1999 private placement (net of
  issuance costs)......................   1,125,000     1,125           --         --      8,998,875            --
1999--shares issued....................     750,000       750     (750,000)      (750)            --            --             --
Shares issued in connection with with
  the acquisition of Unwire AB.........   1,075,000     1,075           --         --     70,680,175            --             --
Original issue debt discount...........          --        --           --         --        660,000            --             --
Shares issued in connection with
  purchased technology (note 3)........      75,000        75           --         --            (75)           --             --
Sale of warrants to employees
  (note 17)............................          --        --           --         --        134,000            --             --
Comprehensive income (loss)
Net loss...............................          --        --           --         --             --   (11,831,260)            --
Other comprehensive income (loss):
Currency translation...................          --        --           --         --             --            --             --
Comprehensive loss for fiscal year.....
                                         ----------   -------    ----------    ------    -----------   ------------     ---------
Balance, June 30, 2000.................  10,465,000   $10,465           --     $   --    $95,434,348   $(15,637,603)    $      --
                                         ==========   =======    ==========    ======    ===========   ============     =========


                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE
                                         INCOME/(LOSS)      TOTAL
                                         -------------   -----------
Balance, June 30, 1998.................    $    363      $10,713,334
1998--shares issued....................          --               --
Comprehensive income (loss):
Net loss...............................          --       (2,969,751)
Other comprehensive income (loss):
Currency translation...................      (2,681)          (2,681)
                                                         -----------
Comprehensive loss for fiscal year.....                   (2,972,432)
                                                         -----------
Subscriptions paid.....................          --          120,000
Shares to be issued in connection with
  purchased technology.................          --        2,300,000
Shares to be issued in connection with
  marketing agreement..................          --        1,000,000
                                           --------      -----------
Balance, June 30, 1999.................    $ (2,318)     $11,160,902
                                           ========      ===========
November 1999 private placement (net of
  issuance costs)......................                    9,000,000
1999--shares issued....................          --               --
Shares issued in connection with with
  the acquisition of Unwire AB.........          --       70,681,250
Original issue debt discount...........          --          660,000
Shares issued in connection with
  purchased technology (note 3)........          --               --
Sale of warrants to employees
  (note 17)............................          --          134,000
Comprehensive income (loss)
Net loss...............................          --      (11,831,260)
Other comprehensive income (loss):
Currency translation...................     295,184          295,184
                                                         -----------
Comprehensive loss for fiscal year.....                  (11,536,076)
                                           --------      -----------
Balance, June 30, 2000.................    $292,866      $80,100,076
                                           ========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (AMOUNTS IN USD)

                                                               YEAR ENDED    YEAR ENDED
                                                                JUNE 30,      JUNE 30,
                                                                  2000          1999
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(11,831,260)  $(2,969,751)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES (NET OF ACQUISITION OF BUSINESS)
  Depreciation..............................................       133,966        39,282
  Amortization..............................................     5,513,984       662,781
  Increase in other current assets..........................       (49,437)      (15,990)
  Increase in accounts receivable...........................      (207,042)           --
  Increase in prepaid expenses..............................      (324,710)       21,056
  Increase in other receivables.............................       (87,665)       50,281
  Increase in accrued expenses and other current
    liabilities.............................................        31,223        11,425
  Increase/(decrease) in accounts payable...................       636,764      (207,522)
  (Decrease)/increase in due to affiliate...................       (51,319)      123,799
  (Decrease) in advance from employee.......................            --      (151,554)
  Increase in inventory.....................................       (73,382)           --
                                                              ------------   -----------
NET CASH USED IN OPERATING ACTIVITIES.......................    (6,308,878)   (2,436,193)
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of shares in affiliate...........................            --      (500,000)
  Purchase of fixed assets..................................      (443,647)      (12,320)
                                                              ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES.......................      (443,647)     (512,320)
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances(payments) of stockholders' loans.................      (150,000)     (100,000)
  Net proceeds from issuance of shares......................     9,000,000     2,466,667
  Net cash acquired through acquisition of Unwire AB........         8,499            --
  Advances of bank loans....................................     4,000,000            --
                                                              ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    12,858,499     2,366,667
                                                              ------------   -----------
Effects of exchange rate changes on cash....................       338,615        (2,684)
                                                              ------------   -----------
Net increase in cash and cash equivalents...................     6,444,589      (584,530)
Cash and cash equivalents at beginning of period............       180,073       764,603
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $  6,624,662   $   180,073
                                                              ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (AMOUNTS IN USD)

1  THE BUSINESS

    CellPoint, Inc. and Subsidiaries (formerly Technor International, Inc.) ("the Company" or "CellPoint"), was incorporated in the state of Nevada on February 28, 1997. CellPoint owns a GSM (Global System for mobile communications) positioning system technology which can be used for a variety of positioning and telematics applications including positioning standard mobile phones for resource management, information, safety and security, locating vehicles, management of security and alarm systems, surveillance of rented objects as well as for remote control of industrial equipment.

    On January 16, 1998 CellPoint formed a wholly-owned subsidiary in Sweden, CellPoint Systems AB. This is CellPoint's commercial arm focusing primarily on, but not limited to, Europe.

    Effective February 28, 1999, CellPoint acquired 100% of Wasp International
(Pty) Limited, a South African Company ("Wasp") (see note 3).

    Effective February 29, 2000 CellPoint acquired 100% of Unwire AB, a Swedish Company ("Unwire") (see note 4). Unwire focuses on the worldwide marketing, development and sales of products for telematics. Telematics involves wireless remote management and control of machines and equipment.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the financial statements of CellPoint and all its subsidiaries and have been prepared in accordance with United States generally accepted accounting principles and are presented in US dollars. All material inter-Company transactions and balances have been eliminated.

    (b) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

    (c) INVENTORY

    Inventory consists primarily of purchased parts and subassemblies and are valued at the lower of cost (on a first in first out basis) and net realisable value.

    (d) GOODWILL

    Goodwill arising on an acquisition of a subsidiary undertaking is the difference between the value of the consideration paid and the value of the assets and liabilities acquired. Goodwill is amortised through the statement of operations over a period of seven years, which is management's best estimate of its useful economic life.

    (e) INVESTMENT IN AFFILIATE

    The investment in an affiliate is recorded at the lower of cost or net realizable value, as no significant influence is exercised over the financial and operating decisions of that affiliate.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (f) DEVELOPED TECHNOLOGY AND PATENTS

    Patent costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights obtained in the Company's acquisitions. Such costs are amortized over a period of three years, beginning on the date the patents or rights are issued or acquired. Amortization expense for fiscal 2000 and 1999 was $62,905 and $Nil, respectively.

    Developed technology costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 2000 and 1999, the Company capitalized costs of $58,761 and $Nil, respectively. Amortization of these costs commenced in fiscal 2000 when the related product was released to customers. Amortization expense reported for the fiscal years 2000 and 1999, was $46,953 and $Nil, respectively. The development technology is amortized over it estimated life of three years.

    (g) OTHER INTANGIBLE ASSETS

    Other intangible assets are amortized on a straight-line basis over their estimated lives, as follows: purchased technology seven years, the Matrix franchising concept, the term of the agreement, which is three years, and employment contracts, the length of the employment contracts, which is two years.

    (h) FURNITURE, EQUIPMENT AND MOTOR VEHICLES

    Furniture and equipment are recorded at acquisition cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets. Computer equipment is depreciated over three years and other furniture and equipment over five years. Furniture and equipment acquired during the year is depreciated from the date the assets are put to service. Motor vehicles are depreciated over three years. Expenditures for normal maintenance and repairs are charged to income. Significant improvements are capitalizied.

    (i) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically evaluates potential impairment of long-lived assets based upon cash flows. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment has been recorded through June 30, 2000.

    (j) DEFERRED REVENUE

    Income arises from contracts with cellular service providers. Contracts consist of a basic monthly fee and a performance related element. Where the period related to the performance related element

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exceeds the balance sheet date an estimate, based upon available information of the amount earned to date is made.

    (k) INCOME TAXES

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

    (l) MAJOR CUSTOMERS

    The Company's two largest customers accounted for 68% and 22% of the group's sales for the fiscal year ended June 30, 2000. Accounts receivable from these two customers represented 81% and Nil% of accounts receivables at June 30, 2000 and 1999, respectively.

    (m) EARNINGS PER SHARE

    The Company calculated its earnings per share pursuant to SFAS No. 128, "Earnings per Share", which requires the presentation of both basic and fully diluted earnings per share (EPS). Assumed exercise of options has not been included in the calculation of diluted EPS since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. EPS is computed based on the loss to common stockholders and the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,743,630 and 7,440,000 for the periods ended of June 30, 2000 and 1999, respectively.

    (n) FOREIGN CURRENCY TRANSLATION

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

    (o) USE OF ESTIMATES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

    (p) STOCK COMPENSATION

    The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) permitted by SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS No. 123 requires the Company to provide pro forma disclosures of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's stock option plans.

    (q) RECLASSIFICATIONS

    Certain numbers relating to the fiscal year ended June 30, 1999 have been reclassified to conform to the current year presentation.

    (r) EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the fiscal year ended May 31, 2002. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore does not expect this pronouncement to have any effect on the financial statements.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt SAB No. 101 in the fourth quarter of fiscal 2001. Management believes that the current revenue recognition policy complies with the guidelines in SAB No. 101 and, therefore, does not believe the adoption of SAB No. 101 will have a material impact on the financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 is effective July 1, 2000. Interpretation
No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management believes that the adoption of Interpretation No. 44 note will not have a material impact on the Company's financial position or results of operations.

    In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs". EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management believes that the adoption of EITF 00-2 will not have a material impact on the Company's financial position or results of operations.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

3 TRANSACTIONS WITH NOVEL ELECTRONIC SYSTEMS & TECHNOLOGIES("NOVEL"), WASP INTERNATIONAL (PTY) LIMITED ("WASP"), MATRIX VEHICLE TRACKING (PTY) LIMITED ("MATRIX") AND WASP SA (PTY) LIMITED ("WASP SA")

    On May 26, 1998, the Company entered into a license agreement with Wasp for Wasp's positioning system technology and a two step option to purchase 100% of the shares in Wasp in exchange for a combination of shares of the Company and cash.

    On June 20, 1998, the Company exercised the first option and purchased 25% of the shares of Wasp.

    The total transaction amounted to a share transfer of 1,950,000 shares of CellPoint's stock valued at $4.00 per share and $500,000 in cash.

    The original agreements were amended and restated effective February 28, 1999 as follows:

    CellPoint acquired:

    - 100% of Wasp International including, the development team (18 persons, as at the date of the transaction, were employed in Wasp International).

    - Intellectual Property Rights (IPR) and total ownership of the technology for use throughout the world, except Africa, south of the Sahara, which had previously been acquired form the owners of the technology by Novel.

    - 10% of the common stock of Wasp SA--Wasp SA is the Company with the current operations in South Africa and Intellectual Property Rights (IPR) for Africa, south of the Sahara.

    The total consideration in the above transactions was as follows:

    - 2,450,000 shares in CellPoint at the then current market price of $4 per share which amounted to $9,800,000 plus a $50,000 cash payment to Novel for the Intellectual Property Rights. (Of the above shares, 1,950,000 shares had already been issued under the previous agreements before the amendment).

    - $950,000 to the stockholders of Wasp International (Pty) Limited (subsequently renamed CellPoint Systems SA (Pty) Limited) comprising $450,000 for the acquisition of Wasp International (Pty) Limited and $500,000 for the 10% interest in Wasp SA (of the above amount, $500,000 had already been paid under the previous agreements before the amendment).

    The acquisition of Wasp International and the technology have been accounted for at fair value since neither the former shareholders of Wasp International nor Novel were promoters of CellPoint. The investment in Wasp SA is accounted for under the cost method since CellPoint does not exercise significant influence over he financial or operating decisions of Wasp SA.

    In accordance with the agreements, CellPoint was required to issue an additional 75,000 shares during the current fiscal year since certain stock price targets were not met. The cost of shares was recorded at market value at the time of the agreement of $4.00 per share with a corresponding credit to additional paid-in capital. Under the terms of the agreements CellPoint could have been required to pay a maximum of $750,000 at the end of 1999 if certain stock price targets were not met. These targets were met and the additional consideration did not fall due.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

3 TRANSACTIONS WITH NOVEL ELECTRONIC SYSTEMS & TECHNOLOGIES("NOVEL"), WASP INTERNATIONAL (PTY) LIMITED ("WASP"), MATRIX VEHICLE TRACKING (PTY) LIMITED ("MATRIX") AND WASP SA (PTY) LIMITED ("WASP SA") (CONTINUED)
    In connection with the acquisitions, the Company also concluded an agreement with Matrix Vehicle Tracking (Pty) Limited ("Matrix"), the company that has commercialized the technology in South Africa. Matrix received 250,000 shares in CellPoint, with a market value of $4.00 per share (the then current market price), for services Matrix performed in the acquisition of the technology and the development team and its transfer of know-how and procedures of vehicle tracking. Matrix will also continue to provide its services to CellPoint for three years under the current agreement commencing March 1, 1999.

    In connection with the acquisition of Wasp International, the excess purchase price over the book value of assets acquired amounted to $422,990 which was allocated to employment contracts.

    This intangible asset will be amortized over the term of the agreements which is two years. The purchased technology will be amortized over its estimated useful life of seven years and the Matrix Service agreement will be amortized over three years, the term of the agreement.

4  ACQUISITION

    On February 29, 2000, the Company acquired all of the outstanding shares of Unwire AB for 1,075,000 shares of the Company's common stock, having a fair market value of approximately $72 million. The Company accounted for this acquisition as a purchase. The excess cost over fair market value of the net tangible liabilities acquired was approximately $72.2 million and was allocated to goodwill which will be amortized over seven years. Results of operations have been included in the Company's consolidated financial statements for the period from March 1, 2000 through June 30, 2000.

    The pro forma unaudited results of operations for the years ended June 30, 2000 and 1999, combining the acquisition of Unwire AB as though it was acquired by the Company as of July 1, 1998, are as follows:

                                                       JUNE 30,      JUNE 30,
                                                         2000          1999
                                                      -----------   ----------
Revenue.............................................  $ 1,053,989   $  186,546
Net loss............................................  $12,665,312   $4,083,273
Net loss per common share...........................  $     (1.35)  $    (0.40)

    The purchase price of $71,341,250 has been allocated to assets acquired and liabilities assessed based on the fair market value of the date of acquisition as follows:

Current assets..............................................  $   564,372
Goodwill....................................................   72,217,372
Current liabilities.........................................   (1,440,494)
                                                              -----------
                                                              $71,341,250
                                                              ===========

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

5  PREPAID EXPENSES

                                                                      JUNE 30,    JUNE 30,
                                                                        2000        1999
                                                                      --------   -----------
        Rent........................................................    96,636            --
        Other general prepayments...................................    64,081        19,597
                                                                      --------   -----------
                                                                      $160,717   $    19,597
                                                                      ========   ===========

6  INVENTORY

                                                                      JUNE 30,    JUNE 30,
                                                                        2000        1999
                                                                      --------   -----------
        Work in progress............................................  $ 86,879   $        --
        Finished goods..............................................    82,756            --
                                                                      --------   -----------
                                                                      $169,635   $        --
                                                                      ========   ===========

7  GOODWILL

    Goodwill at June 30, 2000 and 1999 consisted of the following:

                                                               JUNE 30,      JUNE 30,
                                                                 2000          1999
                                                              -----------   -----------
Arising on the acquisition of Unwire AB.....................  $72,217,372   $        --
Amortization................................................   (3,415,787)           --
                                                              -----------   -----------
                                                              $68,801,585   $        --
                                                              ===========   ===========

8  OTHER INTANGIBLE ASSETS

                                                               JUNE 30,     JUNE 30,
                                                                 2000         1999
                                                              ----------   -----------
Purchased technology, net of amortization of $1,933,338 and
  $483,336 respectively.....................................  $8,216,662   $ 9,666,664
Matrix franchising concept, net of amortization of $444,445
  and $111,112, respectively................................     555,555       888,888
Employment contracts, net of amortization of $273,331 and
  $68,333, respectively.....................................     149,659       354,657
Patents, net of amortization of $62,905 and $Nil,
  respectively..............................................      59,396            --
Developed technology, net of amortization of $46,953 and
  $Nil, respectively........................................      11,808            --
                                                              ----------   -----------
                                                              $8,993,080   $10,910,209
                                                              ==========   ===========

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

9  FURNITURE, EQUIPMENT AND MOTOR VEHICLES

    Furniture, equipment and motor vehicles at June 30, 2000 and 1999 consisted of the following:

                                                                      JUNE 30,    JUNE 30,
                                                                        2000        1999
                                                                      ---------   --------
        Furniture and equipment.....................................  $ 835,011   $156,282
        Motor vehicles..............................................     18,538         --
                                                                      ---------   --------
                                                                        853,549    156,282
        Accumulated depreciation....................................   (222,964)   (46,142)
                                                                      ---------   --------
                                                                      $ 630,585   $110,140
                                                                      =========   ========

10  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                       JUNE 30,    JUNE 30,
                                                                         2000        1999
                                                                      ----------   --------
        Professional fees...........................................  $  660,000   $ 76,636
        Accrued vacation pay........................................     389,558    112,541
        Payroll taxes and social security costs.....................     204,930     18,580
        Other.......................................................     368,953     15,876
                                                                      ----------   --------
                                                                      $1,623,441   $223,633
                                                                      ==========   ========

11  RELATED PARTIES

    Included within balance due to affiliates is the following balance

                                                                      JUNE 30,
                                                                        2000
                                                                      --------
        Amounts due to Wasp SA (Pty) Ltd. ..........................  $55,517
                                                                      =======

    The Company has incurred expenses of $55,517 for services provided by an affiliated company.

12  OTHER LOANS AND OVERDRAFTS

                                                                      JUNE 30,   JUNE 30,
                                                                        2000       1999
                                                                      --------   --------
        Overdraft...................................................  $ 54,995   $     --
        Other loans.................................................    85,515         --
                                                                      --------   --------
                                                                      $140,510   $     --
                                                                      ========   ========

    The bank overdraft is secured by a floating charge over the assets of a Unwire AB. Interest is charged at 8.7%.

    The bank loan is secured by a floating charge over the assets of Unwire AB. Interest is charged at 10.2% per annum. The loan is repayable by quarterly instalment.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

13  BANK LOANS

                                                        JUNE 30,     JUNE 30,
                                                          2000         1999
                                                       ----------   ----------
Bank loans...........................................  $4,000,000   $       --
                                                       ==========   ==========

    Interest on the loan is payable quarterly in arrears and is charged at 9% per annum. Security for the loan is given by items of corporate governance as may reasonably by required by the tenders attorneys. The loan is required to be repaid in total no later than July 31, 2001.

14  SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for fiscal 2000 year end reporting. The statement requires disclosure of certain financial information related to operating segments. The Company has determined that it operates in two reportable segments, positioning technology/location services and telematics. The positioning segment is primarily engaged in the development, manufacture and sales of its proprietary positioning systems to provide identifiable locations for specific cellphone handsets. The telematics segment is engaged in the development manufacture and sales of telematics based applications. Its equipment and process innovations are used in a broad range of industries and applications including credit transfer for financial instructions.

    The accounting policies of the reportable segments are the same as those described in note 2, "Summary of significant accounting policies". The segments are measured on operating profits or losses before net interest income and income taxes.

    A summary of the Company's operations by segment for the years ended June 30, 2000 and 1999, respectively are as follows:

                                                        POSITIONING   TELEMATICS       TOTAL
YEAR ENDED JUNE 30, 2000                                -----------   -----------   -----------
  Revenues............................................  $   839,003   $    76,475   $   915,478
  Loss from operations................................   (7,614,318)   (4,173,057)  (11,787,375)
  Total assets........................................   16,560,540    70,145,770    86,706,310
  Depreciation and amortization.......................    2,418,978     3,228,972     5,647,950
YEAR ENDED JUNE 30, 1999
  Revenues............................................           --            --            --
  Loss from operations................................   (2,873,475)           --    (2,873,475)
  Total assets........................................   11,756,542            --    11,756,542
  Depreciation and amortization.......................      702,063            --       702,063

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

15  FINANCIAL ITEMS, NET

                                                              JUNE 30,     JUNE 30,
                                                                2000         1999
                                                              ---------   ----------
Interest income.............................................  $ 144,221   $   33,895
Interest expense............................................   (190,122)          --
Unrealized exchange losses..................................         --      (22,755)
Realized exchange gains/(losses)............................      2,016     (107,412)
                                                              ---------   ----------
                                                              $ (43,885)  $  (96,272)
                                                              =========   ==========

16  INCOME TAXES

                                                               JUNE 30,     JUNE 30,
                                                                 2000         1999
                                                              ----------   ----------
Current tax expenses:
  Federal...................................................  $      --    $       --
  State.....................................................         --            --
  Foreign...................................................         --            --
Deferred tax expense:
  Federal...................................................         --            --
  State.....................................................         --            --
  Foreign...................................................         --            --
                                                              ----------   ----------
Total tax provision.........................................  $      --    $       --
                                                              ==========   ==========

    CellPoint's wholly-owned subsidiaries, CellPoint Systems AB, Unwire AB and CellPoint Systems SA, had net operating losses for the year ended June 30, 2000 and were not subject to tax in Sweden and South Africa, respectively.

    The significant components of the Company's deferred income tax assets are as follows:

                                                               JUNE 30,     JUNE 30,
                                                                 2000         1999
                                                              ----------   ----------
Deferred income tax assets:
Net operating losses........................................  $4,022,628   $1,294,000
Unrealized currency gain....................................     (99,600)      (7,700)
Valuation allowance.........................................  (3,923,028)  (1,286,300)
                                                              ----------   ----------
Net deferred income tax asset...............................  $       --   $       --
                                                              ==========   ==========

    The Company's combined net operating tax losses carried forward amount to approximately US $11,831,260 at June 30, 2000.

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

16  INCOME TAXES (CONTINUED)
    Reconciliation of the effective tax rate to the statutory rate is as follows:

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
Tax expense at average statutory rate for group companies...   (30.7)%    (34.0)%
Permanent differences.......................................     0.5        0.5
Change in valuation allowance...............................    30.2       33.5
                                                               -----      -----
Effective tax rate..........................................      --%        --%
                                                               =====      =====

17  STOCK OPTIONS AND WARRANTS

    In 1998, the Company adopted a Stock Incentive Plan ("the Stock Incentive Plan") for its employees, officers and directors (whether or not employees). The Stock Incentive Plan provides for the grant of non-qualified stock options. The Stock Incentive Plan provides that for each option granted under the Stock Incentive Plan, the exercise price shall not be less than 100% of the fair market value of the common share on the date before the option is granted. The Stock Incentive Plan provides that options granted vest in one, two or three installments: the first being six to twelve months, the second being one year to two years, and the third being eighteen months to twenty-eight months after the anniversary of the date of grant, and expire no later than 10 years subsequent to the grant date.

    The number of shares authorized for grants under the Share Option Plan is 1,500,000 and the number of options granted at June 30, 2000 was 1,096,000. As of June 30, 2000, no options had been exercised.

    The following table summarizes information about stock options outstanding at June 30, 2000.

                                       WEIGHTED
                        OUTSTANDING     AVERAGE     WEIGHTED                    WEIGHTED
      RANGE OF             AS OF       REMAINING    AVERAGE    EXERCISABLE AS   AVERAGE
      EXERCISE           JUNE 30,     CONTRACTUAL   EXERCISE    OF JUNE 30,     EXERCISE
       PRICES              2000          YEARS       PRICES         2000         PRICES
---------------------   -----------   -----------   --------   --------------   --------
$1.00                      125,000         8.2        1.00             --        $  --
$2.50-$2.75                335,000         7.8        2.70        125,000         2,65
$3.00-$3.88                 60,000         8.2        3.25         60,000         3.25
$4.00-$4.63                180,000         8.4        4.29        100,000         4.03
$7.00                      130,000         9.2        7.00             --           --
$13.63-$14.94              115,000         9.2       14.45             --           --
$17.00-$23.88              175,000         9.9       19.13             --           --
$64.00                       6,000         9.7       64.00             --           --
                         ---------                                -------
                         1,126,000                                285,000
                         =========                                =======

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

17  STOCK OPTIONS AND WARRANTS (CONTINUED)
    (A) STOCK INCENTIVE PLAN

    Information concerning the Stock Incentive Plan is summarized as follows:

                                                                                               WEIGHTED
                                                           YEAR ENDED          OPTION           AVERAGE
                                                             OPTION          PRICE PER         PRICE PER
                                                             SHARES            SHARE             SHARE
                                                           ----------   --------------------   ---------
Outstanding at June 30, 1998.............................     405,000            $1.00-$2.75    $ 2.21
Granted..................................................     435,000             2.50-$4.63      3.63
Exercised................................................          --                     --        --
Cancelled/expired........................................          --                     --        --
                                                           ----------
Outstanding at June 30, 1999.............................     840,000            $1.00-$4.63    $ 2.94
Granted..................................................     661,000           $7.00-$74.00     18.97
Exercised................................................          --                     --        --
Cancelled/expired........................................    (375,000)          $3.38-$74.00     26.15
                                                           ----------
Outstanding at June 30, 2000.............................  $1,126,000           $1.00-$64.00    $ 7.02
                                                           ==========

    (B) WARRANTS

    In May, 2000 the Company instituted a warrant plan whereby warrants may be granted to employees, officers and directors. The warrant plan provides that the exercise price of each warrant granted will be either 150% or 125% of the market price of the company's shares on the day such warrants are granted. Such warrants are purchased by the employee, officer or director at a price equal to the fair market value of the warrant on the date of the grant. The fair market value is determined using the Black Scholes valuation method. The plan provides for half of the warrants to vest two years or three years after the date of grant, and have a life of six months from the vesting date.

    The following table summarizes information about the warrant plan at June 30, 2000:

                                                          OUTSTANDING   WEIGHTED   EXERCISABLE
                                               RANGE OF      AS OF      AVERAGE       AS OF
                                               EXERCISE    JUNE 30,     EXERCISE    JUNE 30,
                                                PRICES       2000        PRICES       2000
                                               --------   -----------   --------   -----------
                                                $25.50       322,000     $25.50           --
                                                            ========

                                                         YEAR ENDED    WARRANT    EXERCISABLE
                                                          WARRANT     PRICE PER    PRICE PER
                                                           SHARES       SHARE        SHARE
                                                         ----------   ---------   -----------
Granted................................................    322,000     $ 0.40       $ 25.50
Outstanding at June 30, 2000...........................
                                                          --------
                                                           322,000     $ 0.40       $ 25.50
                                                          ========

    CELLPOINT, INC. AND SUBSIDIARIES (FORMERLY TECHNOR INTERNATIONAL, INC.)

                                (AMOUNTS IN USD)

17  STOCK OPTIONS AND WARRANTS (CONTINUED)
    The Company has used the Black Scholes pricing model to determine fair value of each option and warrant, with assumptions as follows:

                                                                    OPTIONS              WARRANTS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Risk free interest rate.....................................    *          4.97       6.10      --
Expected option life........................................    *          3.0        0.5       --
Volatility..................................................    *         65.0 %     45.8 %     --
Dividends expected..........................................    *         --         --         --

    SFAS 123 requires the Company to provide pro forma disclosures of net loss and net loss per share as if the fair value method had been used to determine compensation costs.

    The following represents the Company's net loss and net loss per share under the fair value method of accounting for stock compensation.

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
Net loss
  As reported...............................................   $11,831,260      $(2,961,751)
  Compensation--options.....................................             *         (630,900)
  Compensation--warrants....................................            --               --
                                                               -----------      -----------
  Pro forma.................................................             *       (3,592,651)
                                                               ===========      ===========
Loss per share
  As reported...............................................         (1.35)           (0.40)
  Compensation--options.....................................             *            (0.08)
  Compensation--warrants....................................            --               --
                                                               -----------      -----------
  Pro forma.................................................             *            (0.48)
                                                               ===========      ===========

18  COMMITMENTS AND CONTINGENCIES

    A significant portion of the Company's business is conducted in currencies other than the US dollar (the currency in which its financial statements are stated), primarily the Swedish krona. The Company incurs a significant portion of its expenses in Swedish krona and South African Rand, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result, the value of the Swedish krona and South African Rand relative to the other currencies in which the Company generates revenues, particularly the US dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency.

    The Company rents an office under an operating lease agreement, on a month by month basis. Rental expense amounted to $49,855 and $4,612 for 2000 and 1999, respectively. On July 1, 1999 the Company signed a lease for nine months with future minimum rental payments of $35,714.

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

                                                       CELLPOINT INC.
September 29, 2000

                                                       By:             /s/ PETER HENRICSSON
                                                            -----------------------------------------
                                                                         Peter Henricsson
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Director, President, Chief
                /s/ PETER HENRICSSON                     Executive Officer
     -------------------------------------------         (principal executive       September 29, 2000
                  Peter Henricsson                       officer)

                 /s/ STEPHEN CHILDS
     -------------------------------------------       Director                     September 29, 2000
                   Stephen Childs

                 /s/ LYNN DUPLESSIS                    Director, Vice President
     -------------------------------------------         and Chief Financial        September 29, 2000
                   Lynn Duplessis                        Officer

                 /s/ MATS JONNERHAG
     -------------------------------------------       Director                     September 29, 2000
                   Mats Jonnerhag

     -------------------------------------------       Director                     September   , 2000
                   Bengt Nordstrom

                  /s/ LARS PERSSON
     -------------------------------------------       Director                     September 29, 2000
                    Lars Persson

                 /s/ ALBERT VAN URK
     -------------------------------------------       Director                     September 29, 2000
                   Albert Van Urk

     -------------------------------------------       Director                     September   , 2000
                    Kjell Wallman