Form 10QSB
period 2000-09-30
CELLPOINT INC
filed 2000-11-14
CIK 1046607

SEC 2344      POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
(5-99)        INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND
              UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                                   -----------------------------
                                                   OMB APPROVAL
                                                   OMB Number 3235-0416

                                                   Expires: April 30, 2003

                                                   Estimated average burden
                                                   hours per response: 9708.0
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                               For the quarterly period ended September 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                               For the transition period from __________ to __________

                                       Commission file number 0-25205
                                                             -------------------

                                 CELLPOINT INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                NEVADA                                    52-2032380
-------------------------------------------         ----------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

3000 Hillswood Drive, Hillswood Business Park, Chertsey, Surrey KT16 0RS,
England
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +44-1932 895 310
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

Yes / /    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
AS OF NOVEMBER 10, 2000: 10,548,588 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE.

      Transitional Small Business Disclosure Format (check one):
      Yes / /  No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  The financial statements for the Company's fiscal quarter ended September 30, 2000 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30,
2000 ("Fiscal 2000"), and in the Company's Registration Statement on Form 10-SB/A-2 filed with the SEC, which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

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

                  Subsidiary Unwire's business strategy is to provide telematics technology, terminals and applications in target markets around the world. Telematics services are marketed directly to larger industrial users, either directly or through systems integrators, and the GSM terminals are programmed for specific applications such as ventilation system management, container management or for remote management, supervision and control of security systems or automatic door systems. Instructions are programmed in the telematics terminals in advance, allowing for performance of a multitude of tasks from a remote location. Revenues are realized from (i) sale of telematics terminals,
(ii) licensing fees on application software, (iii) professional services such as consulting, education and development, (iv) usage revenues, (v) revenue sharing on phone line usage, and (vi) programming interfaces.

                  With the acquisition of Unwire during Fiscal 2000, the Company believes that it now operates in two segments of the wireless services market--location services (CellPoint) and telematics (Unwire). Accordingly, the Company's results of operations are discussed on the basis of these two segments.

RESULTS OF OPERATIONS

                  REVENUES. In the fiscal quarter ended September 30, 2000 (the "Current Quarter"), the Company's gross revenues from operations were $978,121, as compared to revenues from operations of $81,319 for the fiscal quarter ended September 30, 1999 (the "Comparable Quarter"). For the Current Quarter, $925,553 in revenues, or approximately 94.6% of the Company's total revenues, were attributable to the location services segment. Of such revenues from location services, $623,690 were derived from France Telecom Mobiles and $172,267 were derived from the Tele2 contract. All of the Company's revenues in the Comparable Quarter, of $81,319, were attributable to the location services segment, since the Company acquired Unwire on February 29, 2000. The telematics segment (Unwire) had revenues of $52,568, or approximately 5.4% of the Company's total revenues, for the Current Quarter.

                  COST OF REVENUES. Costs incurred by the Company in producing revenues in the Current Quarter were $253,935, as compared to costs of producing revenues of $nil in the Comparable Quarter. Costs of producing revenues were $228,833 for the location services segment and $25,102 for the telematics segment.

                  GROSS PROFIT. For the Current Quarter, the Company had a gross profit of $724,186. The location services segment had a gross profit of $696,720 (or 96.2% of the Company's gross profit) and the telematics segment had a gross profit of $27,466 (or 3.8% of the Company's gross profit) in the Current Quarter. In the Comparable Quarter, the Company had a gross profit of $81,319, all of which was attributable to the location services segment.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $1,897,256, from $668,054 in the Comparable Quarter to $2,565,310 in the Current Quarter. Selling, general and administrative expenses were $2,134,078 (or 83.2% of the total of such expenses) for the location services segment and $431,232 (or 16.8% of the total of such expenses) for the telematics segment in the Current Quarter. The increase in selling, general and administrative expenses in the location services segment was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of the increased selling, general and administrative expenses in the Current Quarter were an increase in personnel costs due to an increase in the number of employees and an increase in rent and other property costs resulting from a relocation to new premises. Management expects selling, general and administrative expenses to continue to increase in the near future as the Company continues to devote resources to the expansion of the Company.

                  DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $509,235 in the Comparable Quarter to $3,124,646 in the Current Quarter. The location services segment recorded depreciation and amortization expense of $523,095, or 17% of the Company's total of such expenses, for the Current Quarter, while the telematics segment recorded such expenses of $2,601,551, or 83% of the Company's total of such expenses. The increase in depreciation and amortization expense from the Comparable Quarter to Current Quarter is substantial because of the acquisition of the telematics business in Fiscal 2000. The costs of developing the location services technology prior to establishing a product's technological feasibility are expensed as incurred. After technological feasibility has been demonstrated, the development costs are capitalized until the product is available for release. The development costs for the technology are amortized over an estimated useful life of three years.

                  LOSS FROM OPERATIONS. Loss from operations for the Current Quarter was ($5,195,019) versus ($1,277,225) in the Comparable Quarter. For the Current Quarter, the company's location services segment had a loss from operations of ($2,181,951), or approximately 42% of the Company's total loss from operations, and the Company's telematics segment had a loss from operations of ($3,013,068), or approximately 58% of the Company's total loss. The loss from operations of the telematics segment includes depreciation and amortization of $2,601,551 attributable to the acquisition of Unwire. All of the Company's loss from operations in the Comparable Quarter was attributable to the Company's location services segment. The loss from operations was larger in the Current Quarter because the Company greatly expanded its infrastructure, tripled the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

                  FINANCIAL ITEMS. Financial items resulted in a net expense of $152,279 in the Current Quarter compared to a net expense of $510,760 in the Comparable Quarter. Interest income was $62,813 in the Current Quarter. Interest expense was $215,092 in the Current Quarter. Both Interest Income and Interest Expense were negligible for the Comparable Quarter. In the Current Quarter, the Company had realized exchange loss aggregating $(7,122) whereas in Comparable Quarter, the Company had net realized exchange loss of $(2,841).These items result primarily from exchange rate fluctuations among the currencies of the United States, Sweden and South Africa.

                  LOSS BEFORE INCOME TAXES. The Company generated a loss before income taxes of ($5,347,298) in the Current Quarter as compared to $(1,787,985) in the Comparable Quarter. The increased loss before income taxes is primarily attributable to the costs of expansion of the Company's infrastructure, the hiring of additional personnel, the expenses associated with commercialization of its products and the depreciation and amortization expense associated with the acquisition of Unwire.

                  NET LOSS AND LOSS PER SHARE. Net loss was ($5,347,298) for the Current Quarter, versus ($1,787,985) for the Comparable Quarter. Loss per share for the Current Quarter was ($0.61) based on weighted average shares outstanding of 8,743,630, while the Comparable Quarter loss per share was ($0.22) based upon a weighted average of 8,190,000 shares outstanding.

                  RECENT DEVELOPMENTS. During the quarter, the Company announced a network-based location technology for positioning of any mobile phone in a GSM operator's network, complementing its portfolio of handset-based location technologies already deployed. iMate(TM) was launched
- a location-based information application for mobile Internet users, and a new release of Resource Manager(TM) was announced with Swedish GSM operator Tele2 as the first customer. Additional agreements through subsidiary Unwire were announced with future anticipated revenues of $22.8 million.

                  The Company was also accepted for trading on the Nasdaq National Market during the quarter, and Lars Persson was appointed Chief Executive Officer of CellPoint's worldwide location services business.

LIQUIDITY AND CAPITAL RESOURCES

                  WORKING CAPITAL. At September 30, 2000, the Company had working capital of $2,904,919 as compared to working capital of $5,174,826 at June 30, 2000. At the end of the Current Quarter, the Company had $5,281,906 in current assets versus $1,426,083 in current assets at the end of September 2000. At September 30, 2000, cash and cash equivalents amounted to $3,600,302; cash, cash equivalents and accounts receivable amounted to $4,598,361.

                  CASH FLOW FROM OPERATIONS. For the Current Quarter, the Company used net cash in operating activities of $2,977,105, as compared to $703,567 for the Comparable Quarter. This increase is because the Company greatly expanded its infrastructure, tripled the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

                  CASH FLOW FROM INVESTING ACTIVITIES. For the Current Quarter, the Company had a net cash outflow from investing activities of $44,609 versus a net cash outflow of $26,517 in the Comparable Quarter. The Company does not currently have any commitments for capital expenditures during the current fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

                  STOCKHOLDERS' EQUITY. The Company's stockholders' equity at September 30, 2000 was $74,750,132, including an accumulated deficit of ($20,984,901), as compared to stockholders' equity of $80,100,076 at June
30, 2000 (with an accumulated deficit of ($15,637,603).

                  The Company may require additional capital during its fiscal year ending June 30, 2001 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions in future periods could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS
                  None.

ITEM 2.  CHANGES IN SECURITIES

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                                    ------------------------ --- ----------------------------------------------------
                                    Exhibit 27               --  Financial Data Schedule
                                    ------------------------ --- ----------------------------------------------------

         (b)      Reports on Form 8-K

                  None.

                         CELLPOINT INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
  and June 30, 2000 (Audited)..........................................     F-2

Consolidated Statements of Operations for the three months ended
  September 30, 2000 and September 30, 1999 (Unaudited)................     F-4

Consolidated Statements of Comprehensive Income for the three-month
  periods ended September 30, 2000 and 1999 (Unaudited)................     F-5

Consolidated Statements of Cash Flows for the three-month periods
  ended September 30, 2000 and 1999 (Unaudited)........................     F-6

Notes to Consolidated Financial Statements.............................     F-7

                         CELLPOINT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (AMOUNTS IN US$)


                                                                 SEPTEMBER 30, 2000   JUNE 30, 2000
                                                                    (UNAUDITED)          (AUDITED)
                                                                 ------------------   -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $ 3,600,302       $ 6,624,662
Accounts receivable net of allowance for doubtful
  accounts of $nil and $36,732, respectively                          998,059           211,948
Other assets                                                          268,333           371,900
Prepaid expenses                                                      163,137           160,717
Other receivables                                                      32,843           242,198
Inventory (Note 2)                                                    219,232           169,635
                                                                  -----------       -----------
TOTAL CURRENT ASSETS                                                5,281,906          7,781060

LONG-TERM ASSETS:
Other intangible assets, net of amortization of $3,306,426
and $2,760,972, respectively                                        8,397,105         8,993,080
Investment in affiliated company                                      500,000           500,000

Goodwill, net of amortization of $5,994,979 and
$3,415,787, respectively                                           66,222,393        68,801,585
Furniture, equipment and motor vehicles, net of
depreciation of $228,482 and $180,108,
respectively                                                          725,715           630,585
                                                                  -----------       -----------
TOTAL LONG-TERM ASSETS                                             75,845,213        78,925,250
                                                                  -----------       -----------
TOTAL ASSETS                                                      $81,127,119       $86,706,310
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities                    $ 1,539,140       $ 1,623,441
Accounts payable                                                      830,463           786,766
Due to affiliate                                                           --            55,517
Other loans and overdrafts                                              7,384           140,510
                                                                  -----------       -----------
TOTAL CURRENT LIABILITIES                                         $ 2,376,987       $ 2,606,234
                                                                  -----------       -----------

LONG TERM DEBT, NET OF CURRENT MATURITIES                           4,000,000         4,000,000
                                                                  -----------       -----------
TOTAL LIABILITIES                                                 $ 6,376,987       $ 6,606,234
                                                                  ===========       ===========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         SEPTEMBER 30, 2000         JUNE 30, 2000
                                                            (UNAUDITED)               (AUDITED)
                                                         ------------------         -------------
STOCKHOLDERS' EQUITY:

Common Stock ($0.001 par value; 22,000,000 shares
authorized, 10,485,000 shares issued and
10,465,000 shares issued, respectively)                  $    10,485                $    10,465

Additional paid-in capital                                95,584,128                 95,434,348
Cumulative translation adjustment                            140,420                    292,866

Accumulated deficit                                      (20,984,901)               (15,637,603)
                                                         -----------                -----------

Total stockholders' equity                                74,750,132                 80,100,076
                                                         -----------                -----------

Total liabilities and stockholders' equity               $81,127,119                $86,706,310
                                                         ===========                ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CELLPOINT INC. AND SUBSIDIARIES


                      Consolidated Statements of Operations
                                (Amounts in US$)



                                              THREE MONTHS ENDED
                                        ------------------------------
                                        September30,      September 30,
                                           2000               1999
                                        (UNAUDITED)        (UNAUDITED)
                                        -----------        -----------

Sales, net                              $   978,121        $    81,319

Cost of sales                               253,935                 --
                                        -----------        -----------

Gross profit                                724,186             81,319
                                        -----------        -----------

Selling, general and
administrative expenses                  (2,565,310)          (668,054)

Professional fees                          (229,249)          (181,255)

Depreciation and amortization            (3,124,646)          (509,235)
                                        -----------        -----------

    TOTAL OPERATING EXPENSES             (5,919,205)        (1,358,544)
                                        -----------        -----------

Loss from operations                     (5,195,019)        (1,277,225)
Interest expense, net of interest
income and other                           (152,279)          (510,760)
                                        -----------        -----------

    NET LOSS                            $(5,347,298)       $(1,787,985)
                                        ===========        ===========
Net loss per share basic and
diluted                                       (0.61)             (0.22)
                                        ===========        ===========
Weighted average shares
outstanding basic and diluted             8,743,630          8,190,000


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CELLPOINT INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (AMOUNTS IN US$)

                                                                                  THREE MONTHS ENDED
                                                                            ------------------------------
                                                                            September 30,    September 30,
                                                                                 2000            1999
                                                                             (UNAUDITED)     (UNAUDITED)
                                                                            -------------    -------------
Net loss                                                                    $(5,347,298)     $(1,787,985)

Other comprehensive income (loss), cumulative
foreign exchange adjustments                                                   (152,446)          (2,841)
                                                                            -----------      -----------
Comprehensive loss for fiscal year                                          $(5,194,852)     $(1,790,826)
                                                                            ===========      ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CELLPOINT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN US$)


                                                                                  THREE MONTHS ENDED
                                                                            ------------------------------
                                                                            September 30,    September 30,
                                                                                 2000            1999
                                                                             (UNAUDITED)     (UNAUDITED)
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $(5,347,298)    $(1,787,985)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                                3,124,646         509,235
Noncash financing costs                                                             --         330,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:

Increase in accounts receivable                                               (786,111)        (39,118)
(Increase) decrease in inventory                                               (49,597)             --
Decrease in other assets                                                       103,567            (193)
Increase in prepaid expenses                                                   206,935         (33,504)
Increase in accrued expenses and other current liabilities                    (217,427)        177,463
Increase (decrease) in accounts payable                                         43,697         119,603
Decrease in advances from employee                                                  --              --
(Decrease) increase in due from affiliate                                      (55,517)         20,932
                                                                            ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (2,977,105)       (703,567)
                                                                            ==========      ==========
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets                                                       (44,609)        (26,517)
                                                                            ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                          (44,609)        (26,517)
                                                                            ==========      ==========
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of stockholders' loans                                                   --        (150,000)
Proceeds from notes payable                                                         --       2,000,000
Net proceeds from issuance of shares                                           149,800              --
                                                                            ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      149,800       1,850,000
                                                                            ----------      ----------

Effect of changes in exchange rates on cash                                   (152,446)         (2,841)
                                                                            ----------      ----------

Increase (decrease) in cash and cash equivalents                            (3,024,360)      1,117,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               6,624,662         180,073
                                                                            ----------      ----------
CASH AND CASH EQUIVALENT, END OF PERIOD                                     $3,600,302      $1,297,148
                                                                            ==========      ==========


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

                  PATENTS AND TRADEMARKS. Patent and trademark costs represent the cost of preparing and filing applications to patent the Company's proprietary technologies. Such costs are amortized over shorter of the life of the patent or the economic "lives" of the assets, generally three years, beginning on the date the patents or rights are issued.

                  SOFTWARE DEVELOPMENT COSTS. Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. Amortization expense is based on the ratio that current gross revenues bear to total estimated gross revenues, which was an amount approximating the amortization on a straight-line method over the estimated economic life of the product of three years.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       INVENTORIES

                                        September 30,      June 30,
                                             2000            2000
                                        -------------    -------------
                                         (UNAUDITED)      (UNAUDITED)
         Work in progress                  $     --         $ 86,879
         Finished goods                     219,232           82,756
                                           --------         --------
                                           $219,232         $169,635
                                           ========         ========

3.       ACQUISITION

On February 29, 2000, the Company acquired all of the outstanding shares of Unwire AB for 1,075,000 shares of the Company's Common Stock, having a fair market value of approximately $72 million. The Company accounted for this acquisition as a purchase. The excess cost over fair market value of the net tangible assets acquired was approximately $72 million and was allocated to goodwill which will be amortized over seven years. Results of operations have been included in the Company's consolidated financial statements for the period from July 1, 2000 through September 30, 2000.

The pro forma unaudited results of operations for the three months ended September 30, 1999, combining the acquisition of Unwire AB as though it was acquired by the Company as of July 1, 1999, are as follows:

         Revenue     $  150,886
         Net Loss    $2,028,697

4.       SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for fiscal 2000 year end reporting. The statement requires disclosure of certain financial information related to operating segments. The Company has determined that it operates in two reportable segments, positioning technology/location services and telematics. The positioning segment is primarily engaged in the development, manufacture and sales of its propritary positioning systems to provide identifiable locations for specific cellphone handsets. The telematics segment is engaged in the development manufacture and sales of telematics based applications. Its equipment and process innovations are used in a broad range of industries and applications including credit transfer for financial instructions.

The accounting policies of the reportable segments are the same as those described in the financial statements. The segments are measured on operating profits or losses before net interest income and income taxes.

A summary of the Company's operations by segment for the three months ended September 30, 2000 and 1999, respectively are as follows:

                                           POSITIONING   TELEMATICS      TOTAL
                                           -----------   -----------  -----------
THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues..............................   $   925,553   $    52,568  $   978,121
  Loss from operations..................     2,181,951     3,013,068    5,195,019
  Total assets..........................    14,439,993    66,687,124   81,127,119
  Depreciation and amortization.........       523,095     2,601,581    3,124,646

THREE MONTHS ENDED SEPTEMBER 30, 1999

  Revenues..............................   $    81,319   $        --  $    81,319
  Loss from operations..................     1,227,225            --    1,227,225
  Total assets..........................    12,483,714            --   12,483,714
  Depreciation and amortization.........       509,235            --      509,235

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

Date: November 14, 2000