Form 10QSB
period 2000-12-31
CELLPOINT INC
filed 2001-02-14
CIK 1046607

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25205
                            ------------------------

                                 CELLPOINT INC.

       (Exact name of small business issuer as specified in its charter)

            NEVADA                                 52-2032380
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
              of
incorporation or organization)

              3000 HILLSWOOD DRIVE, HILLSWOOD BUSINESS PARK,
                    CHERTSEY, SURREY KT16 0RS, ENGLAND
                 (Address of principal executive offices)

                                +44-1932 895 310
                          (Issuer's telephone number)

    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)
                            ------------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /
                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 2001:
10,605,134 shares of Common Stock, par value $0.001 per share.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The financial statements for the Company's second fiscal quarter ended December 31, 2000 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on
Form 10-KSB for the fiscal year ended June 30, 2000 ("Fiscal 2000"), which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

    With the acquisition of Unwire during Fiscal 2000, the Company believes that it now operates in two segments of the wireless services market--location services (CellPoint Systems) and telematics (CellPoint Unwire). Accordingly, the Company's results of operations are discussed on the basis of these two segments.

    The business strategy of CellPoint Systems (location services) is to provide location technology, enabling platforms and location service applications in target markets around the world. CellPoint Systems' technology and services enable users to determine the position of a cellular telephone or mobile device, such as a Personal Digital Assistant ("PDA"), for use in a broad range of consumer and business applications. CellPoint Systems begins with installing the CellPoint Mobile Location Services platform with a GSM cellular network operator. The network operator, or a third party, will then market the chosen location services as value-added services offered to the end-users of the cellular network. CellPoint Systems earns revenues through (i) percentage or fixed price participation in the revenue streams resulting from the new services offered by the network operator, (ii) sale of tiered licenses to network operators, such as a fixed price for the first 50,000 users with increases for additions of 100,000, 500,000 and 1,000,000 users, (iii) usage revenues from service providers, based on transaction volumes or time frames, (iv) sale of CellPoint Systems' services to strategic partners where partners are licensed to operate the technology in a specified geographic area, (v) advertising revenues for Internet applications, (vi) consulting and professional services, and
(vii) programming interfaces.

    CellPoint Unwire's (telematics) business strategy is to provide telematics technology, terminals and applications in target markets around the world. Telematics services are marketed directly to larger industrial users, either directly or through systems integrators, and the GSM terminals are programmed for specific applications such as ventilation system management, container management or for remote management, supervision and control of security systems or automatic door systems. Instructions are programmed in the telematics terminals in advance, allowing for performance of a multitude of tasks from a remote location. Revenues are realized from (i) sale of telematics terminals,
(ii) licensing fees
on application software, (iii) professional services such as consulting, education and development, (iv) usage revenues, (v) revenue sharing on phone line usage, and (vi) programming interfaces.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000

    REVENUES. In the second fiscal quarter ended December 31, 2000 (the "Current Quarter"), the Company's gross revenues from operations were $946,886, as compared to revenues from operations of $272,444 for the second fiscal quarter ended December 31, 1999 (the "Comparable Quarter"). For the Current Quarter, $804,417 in revenues, or approximately 85% of the Company's total revenues, were attributable to the location services segment. All of the Company's revenues in the Comparable Quarter, of $272,444, were attributable to the location services segment, since the Company acquired Unwire on February 29, 2000. The telematics segment (CellPoint Unwire) had revenues of $142,469, or approximately 15% of the Company's total revenues, for the Current Quarter.

    COST OF REVENUES. Costs incurred by the Company in producing revenues in the Current Quarter were $443,662, as compared to costs of producing revenues of $nil in the Comparable Quarter. Costs of producing revenues were $365,189 for the location services segment and $78,473 for the telematics segment.

    GROSS PROFIT. For the Current Quarter, the Company had a gross profit of $503,224. The location services segment had a gross profit of $439,228 (or 87% of the Company's gross profit) and the telematics segment had a gross profit of $63,996 (or 13% of the Company's gross profit) in the Current Quarter. In the Comparable Quarter, the Company had a gross profit of $272,444 all of which was attributable to the location services segment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $2,786,155, from $1,312,327 in the Comparable Quarter to $4,098,482 in the Current Quarter. For the Current Quarter, such expenses were allocated as follows: 30% to research and development, 36% to marketing and sales and 34% to general administrative expense. This includes a loss of $342,285 arising from the disposal of an investment in an affiliated company. For the Comparable Quarter, such expenses were allocated as follows: 40% to research and development, 22% to marketing and sales and 38% to general administrative expense. Selling, general and administrative expenses were $2,972,553 (or 73% of the total of such expenses) for the location services segment and $1,125,929 (or 27% of the total of such expenses) for the telematics segment in the Current Quarter. The increase in selling, general and administrative expenses in the location services segment was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of the increased selling, general and administrative expenses in the Current Quarter were an increase in personnel costs due to an increase in the number of employees and an increase in rent and other property costs. Management expects selling, general and administrative expenses to continue to increase in the near future as the Company continues to devote resources to the expansion of the Company.

    PROFESSIONAL FEES. In the Current Quarter, professional fees were $1,179,639, as compared to $62,279 in the Comparable Quarter. This increase was due primarily to the $670,000 professional fees paid in connection with the $10,000,000 private placement completed in the Current Quarter, and the professional fees associated with the Company's application for a secondary listing on the Swedish stock exchange. These fees represent non-recurring items.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $509,804 in the Comparable Quarter to $3,214,320 in the Current Quarter. The location services segment recorded depreciation and amortization expense of $548,409, or 17% of the Company's total of such expenses, for the Current Quarter, while the telematics segment recorded such expenses of

$2,665,911, or 83% of the Company's total of such expenses. The increase in depreciation and amortization expense from the Comparable Quarter to Current Quarter is substantial because of the acquisition of Unwire in Fiscal 2000. The costs of developing the location services technology prior to establishing a product's technological feasibility are expensed as incurred. After technological feasibility has been demonstrated, the development costs are capitalized until the product is available for release. The development costs for the technology are amortized over an estimated useful life of three years.

    LOSS FROM OPERATIONS. Loss from operations for the Current Quarter was ($7,989,217) versus ($1,611,966) in the Comparable Quarter. For the Current Quarter, the Company's location services segment had a loss from operations of ($4,753,640), or approximately 59% of the Company's total loss from operations, and the Company's telematics segment had a loss from operations of ($3,235,577), or approximately 41% of the Company's total loss. The loss from operations of the telematics segment includes depreciation and amortization of $2,579,192 attributable to the acquisition of Unwire. All of the Company's loss from operations in the Comparable Quarter was attributable to the Company's location services segment. The loss from operations was larger in the Current Quarter because the Company greatly expanded its infrastructure, increased the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    FINANCIAL ITEMS. Financial items resulted in income of $69,291 in the Current Quarter compared to a net expense of $298,418 in the Comparable Quarter. Interest income was $100,081 in the Current Quarter. Interest expense was $30,790 in the Current Quarter. Both Interest Income and Interest Expense were negligible in the Comparable Quarter. In the Current Quarter, the Company had realized exchange loss aggregating ($150,530). These items result primarily from exchange rate fluctuations among the currencies of the United States, Sweden and South Africa.

    In December 2000 the Company issued $10,000,000 of 6% convertible notes, maturing in October 2002. In connection with such debt, the Company issued warrants to purchase 210,526 shares of common stock of the Company at an exercise price of $11.40 per share. The fair value of the warrants was calculated using the Black Scholes pricing model, and the value of the warrants as well as the value of the favorable conversion feature attached to the notes have been recorded as a debt discount on the balance sheet for the Current Quarter. Such discount will be amortized as a component of interest expense over the life of the notes. In this connection, the Company recorded addition non cash interest expense of $127,636 during the Current Quarter.

    LOSS BEFORE INCOME TAXES. The Company generated a loss before income taxes of ($7,919,926) in the Current Quarter as compared to ($1,910,384) in the Comparable Quarter. The increased loss before income taxes is primarily attributable to the costs of expansion of the Company's infrastructure, the hiring of additional personnel, the expenses associated with commercialization of its products and the depreciation and amortization expense associated with the acquisition of Unwire.

    NET LOSS AND LOSS PER SHARE. Net loss was ($7,919,926) for the Current Quarter, versus ($1,910,384) for the Comparable Quarter. Loss per share for the Current Quarter was ($0.76) based on weighted average shares outstanding of 10,485,000, while the Comparable Quarter loss per share was ($0.22) based upon a weighted average of 8,863,750 shares outstanding.

SIX MONTHS ENDED DECEMBER 31, 2000

    REVENUES. In the six months ended December 31, 2000 (the "Current Period"), the Company's gross revenues from operations were $1,925,007, as compared to revenues from operations of $353,763 for the six months ended December 31, 1999 (the "Comparable Period"). For the Current Period, $1,729,970 in revenues, or approximately 90% of the Company's total revenues, were attributable to the location services segment. All of the Company's revenues in the Comparable Quarter, of $353,763, were attributable to the location services segment, since the Company acquired Unwire on February 29, 2000. The telematics segment (CellPoint Unwire) had revenues of $195,037, or approximately 10% of the Company's total revenues, for the Current Period.

    COST OF REVENUES. Costs incurred by the Company in producing revenues in the Current Period were $697,597, as compared to costs of producing revenues of $nil in the Comparable Period. Costs of producing revenues were $594,022 for the location services segment and $103,575 for the telematics segment.

    GROSS PROFIT. For the Current Period, the Company had a gross profit of $1,227,410. The location services segment had a gross profit of $1,135,948 (or 93% of the Company's gross profit) and the telematics segment had a gross profit of $91,462 (or 7% of the Company's gross profit) in the Current Period. In the Comparable Period, the Company had a gross profit of $353,763 all of which was attributable to the location services segment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $4,683,411, from $1,980,381 in the Comparable Period to $6,663,792 in the Current Period. For the Current Period, such expenses were allocated as follows: 30% to research and development, 36% to marketing and sales and 34% to general administrative expense. This includes a loss of $342,285 arising from the disposal of an investment in an affiliated company. For the Comparable Period, such expenses were allocated as follows: 39% to research and development, 20% to marketing and sales and 41% to general administrative expense. Selling, general and administrative expenses were $5,106,631 (or 77% of the total of such expenses) for the location services segment and $1,557,161 (or 23% of the total of such expenses) for the telematics segment in the Current Period. The increase in selling, general and administrative expenses in the location services segment was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of the increased selling, general and administrative expenses in the Current Period were an increase in personnel costs due to an increase in the number of employees and an increase in rent and other property costs. Management expects selling, general and administrative expenses to continue to increase in the near future as the Company continues to devote resources to the expansion of the Company.

    PROFESSIONAL FEES. In the Current Period, professional fees were $1,408,888, as compared to $243,534 in the Comparable Period. This increase was due primarily to the $670,000 professional fees paid in connection with the $10,000,000 private placement completed in the Current Period, and the professional fees associated with the Company's application for a secondary listing on the Swedish stock exchange. These fees represent non-recurring items.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $1,019,039 in the Comparable Period to $6,338,966 in the Current Period. The location services segment recorded depreciation and amortization expense of $1,071,504, or 17% of the Company's total of such expenses, for the Current Period, while the telematics segment recorded such expenses of $5,267,462, or 83% of the Company's total of such expenses. The increase in depreciation and amortization expense from the Comparable Period to Current Period is substantial because of the acquisition of the telematics business in Fiscal 2000. The costs of developing the location services technology prior to establishing a product's technological feasibility are expensed as incurred. After technological feasibility has been demonstrated, the development costs are capitalized until the product is available for release. The development costs for the technology are amortized over an estimated useful life of three years.

    LOSS FROM OPERATIONS. Loss from operations for the Current Period was ($13,184,236) versus ($2,889,191) in the Comparable Period. For the Current Period, the Company's location services segment had a loss from operations of ($6,935,591), or approximately 53% of the Company's total loss from operations, and the Company's telematics segment had a loss from operations of ($6,248,645), or approximately 47% of the Company's total loss. The loss from operations of the telematics segment includes depreciation and amortization of $5,158,384 attributable to the acquisition of Unwire. All of the Company's loss from operations in the Comparable Period was attributable to the Company's location services segment. The loss from operations was larger in the Current Period because the Company greatly expanded its infrastructure, increased the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    FINANCIAL ITEMS. Financial items resulted in expense of $82,988 in the Current Period compared to a net expense of $809,178 in the Comparable Period. Interest income was $162,894 in the Current Period. Interest expense was $215,092 in the Current Period. In the Current Period, the Company had realized exchange loss aggregating ($157,625). These items result primarily from exchange rate fluctuations among the currencies of the United States, Sweden and South Africa.

    LOSS BEFORE INCOME TAXES. The Company generated a loss before income taxes of ($13,267,224) in the Current Period as compared to ($3,698,369) in the Comparable Period. The increased loss before income taxes is primarily attributable to the costs of expansion of the Company's infrastructure, the hiring of additional personnel, the expenses associated with commercialization of its products and the depreciation and amortization expense associated with the acquisition of Unwire.

    NET LOSS AND LOSS PER SHARE. Net loss was ($13,267,224) for the Current Period, versus ($3,698,369) for the Comparable Period. Loss per share for the Current Period was ($1.27) based on weighted average shares outstanding of 10,475,000, while the Comparable Period loss per share was ($0.43) based upon a weighted average of 8,525,875 shares outstanding.

RECENT DEVELOPMENTS

    During the Current Quarter, the Company announced a contract with EuroTel Praha Ltd. of the Czech Republic for the Company's mobile location platform and applications. The Company also announced the formation of a new joint venture with Swedish software firm Micronet AB to provide consulting and product development for the mobile location services market.

    The Company's ownership interest in Wasp SA (Pty) Ltd. ("Wasp") was liquidated when Wasp was sold to Matrix Vehicle Tracking (Pty) Ltd. in the Current Quarter. Proceeds from the sale amounted to approximately $160,000. In connection with the sale of such ownership interest, the Company has been released from certain contractual restrictions that otherwise prohibited the Company from selling certain products in sub-Saharan Africa. The Company originally recorded the value of its investment in Wasp at $500,000, and as a result of the disposition, the Company has written off during the Current Quarter the difference between the recorded value of the investment in Wasp and the proceeds received from the sale.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At December 31, 2000, the Company had working capital of $8,652,098 as compared to working capital of $5,174,826 at June 30, 2000. At the end of the Current Quarter, the Company had $11,608,881 in current assets versus $7,145,031 in current assets at the end of December 31, 1999. At December 31, 2000, cash and cash equivalents amounted to $8,995,704, and cash, cash equivalents and accounts receivable amounted to $9,836,745.

    CASH FLOW FROM OPERATIONS. For the Current Quarter, the Company used net cash in operating activities of $4,429,747 as compared to $1,550,875 for the Comparable Quarter. This increase is because the Company greatly expanded its infrastructure, tripled the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    CASH FLOW FROM INVESTING ACTIVITIES. For the Current Quarter, the Company had a net cash outflow from investing activities of $293,472 versus a net cash outflow of $93,366 in the Comparable Quarter. The Company does not currently have any commitments for capital expenditures during the current fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

    CASH FLOW FROM FINANCING ACTIVITIES. For the Current Quarter, the Company had a net cash inflow of $10,149,800. This increase is primarily due to the Company's private placement with Castle Creek Technology Partners LLC ("Castle Creek") pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. In such transaction, the Company issued to Castle Creek 6% convertible notes in the aggregate principal amount of $10,000,000 and five-year warrants to purchase up to 210,526 shares of the Company's common stock, par value $.001 per share ("Common Stock"). The convertible notes are due
September 30, 2002, and may be prepaid prior to such date upon the satisfaction of certain conditions (including the issuance of additional warrants). The convertible notes may be converted at the rate of $25.00 per share on or before June 4, 2001; on or after June 5, 2001, the convertible notes may be converted into shares of the Company's Common Stock at a rate equal to the lesser of
(i) $25.00 per share, and (ii) 90% of the average of the five lowest volume weighted average prices of the Company's Common Stock during the 20 consecutive trading days ending on the trading day immediately prior to the conversion date. The warrants are exercisable at $11.40 per share. The conversion ratio of the notes and the exercise price of the warrants are also subject to anti-dilution adjustments.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2000 was $69,655,354, including an accumulated deficit of ($28,904,826), as compared to stockholders' equity of $80,100,076 at June 30, 2000 with an accumulated deficit of ($15,637,603).

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    In October 2000, two former stockholders of SGS Systems AB commenced an action in Sweden against Unwire. The complaint seeks damages in the amount of 16,000,000 Swedish kroner (approximately $2,000,000) on the basis of a purported 1997 agreement between such stockholders and Unwire. As of February 29, 2000, Unwire became a wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement between the Company and the former stockholders of Unwire, certain of the former stockholders of Unwire are obligated to indemnify the Company in full with respect to this claim. The Company and Unwire believe that the plaintiffs' claim is completely without merit and plan to defend against this claim vigorously.

    The Company has also received a claim by ArosMaizels AB for 5,700,000 Swedish kroner (approximately $660,000) for financial services rendered to the Company in connection with the Unwire transaction and potential financings. This claim has been submitted for arbitration. The Company disputes the amount of this claim and believes that it has valid defenses against it. The Company has previously recorded a reserve for this claim.

    The Company does not believe that these litigations (including defense costs) will have a material effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) On December 6, 2000, the Company completed a private placement with Castle Creek pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. In such transaction, the Company issued to Castle Creek 6% convertible notes in the aggregate principal amount of $10,000,000 and five-year warrants to purchase up to 210,526 shares of the Company's Common Stock. The convertible notes are due September 30, 2002, and may be prepaid prior to such date upon the satisfaction of certain conditions (including the issuance of additional warrants). The convertible notes may be converted at the rate of $25.00 per share on or before June 4, 2001; on or after June 5, 2001, the convertible notes may be converted into shares of the Company's Common Stock at a rate equal to the lesser of (i) $25.00 per share, and (ii) 90% of the average of the five lowest volume weighted average prices of the Company's Common Stock during the 20 consecutive trading days ending on the trading day immediately prior to the conversion date. The warrants are exercisable at $11.40 per share. The conversion ratio of the notes and the exercise price of the warrants are also subject to anti-dilution adjustments. On December 29, 2000, the Company filed a registration statement under the Securities Act of 1933, as amended, including the shares into which the notes may be converted and the shares underlying the warrants that were issued.

    (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 6, 2000, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on (i) the proposal to re-elect each of the nominated current directors of the Company, (ii) the proposal to approve the adoption of an amendment to the Company's 1998 Stock

Incentive Plan, (iii) the proposal to approve the adoption of the Company's Stock Warrant Plan and (iv) the proposal to ratify the retention of BDO Stoy Hayward as the independent auditors of the Company.

    The proposal to elect Stephen Childs as a director of the Company was approved by a vote of 6,499,521 votes in favor of his election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Stephen Childs.

    The proposal to elect Lynn Duplessis as a director of the Company was approved by a vote of 6,499,521 votes in favor of her election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Lynn Duplessis.

    The proposal to elect Peter Henricsson as a director of the Company was approved by a vote of 6,499,521 votes in favor of his election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Peter Henricsson.

    The proposal to elect Mats Jonnerhag as a director of the Company was approved by a vote of 6,499,521 votes in favor of his election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Mats Jonnerhag.

    The proposal to elect Bengt Nordstrom as a director of the Company was approved by a vote of 6,499,521 votes in favor of his election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Bengt Nordstrom.

    The proposal to elect Lars Persson as a director of the Company was approved by a vote of 6,499,521 votes in favor of his election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Lars Persson.

    The proposal to elect Albert van Urk as a director of the Company was approved by a vote of 6,499,521 votes in favor of his election, with no votes against and 700 abstentions and broker non-votes, representing a vote of 99.99% of the votes cast in favor of the election of Albert van Urk.

    The proposal to approve the adoption of an amendment to the Company's 1998 Stock Incentive Plan was approved by a vote of 4,380,273 votes in favor, with 39,970 votes against and 20,019 abstentions and no broker non-votes, representing a vote of 98.65% of the votes cast in favor of the proposal.

    The proposal to approve the adoption of the Company's Stock Warrant Plan was approved by a vote of 4,390,018 votes in favor, with 29,190 votes against and 21,054 abstentions and no broker non-votes, representing a vote of 98.87% of the votes cast in favor of the proposal.

    The proposal to ratify the retention of BDO Stoy Hayward as the independent auditors of the Company was adopted by a vote of 6,480,284 votes in favor of the proposal, with 900 votes against and 19,307 abstentions and broker non-votes, representing a vote of 99.69% of the votes cast in favor of the proposal.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following Exhibits are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit 4.1               Registration Rights Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and the Initial Investor
                          (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange
                          Commission on December 12, 2000).

Exhibit 4.2               Convertible Note of CellPoint Inc., dated December 6, 2000, payable to the order of Castle Creek Technology Partners
                          LLC, in the aggregate principal amount of $10,000,000
                          (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange
                          Commission on December 12, 2000).

Exhibit 4.3               Stock Purchase Warrant of CellPoint Inc., dated December 6,
                          2000, with respect to the right of Castle Creek Technology
                          Partners LLC to purchase an aggregate of 210,526 shares of
                          Common Stock of CellPoint Inc. at a price of $11.40 per
                          share (incorporated by reference to the Company's Current
                          Report on Form 8-K, filed with the Securities and Exchange
                          Commission on December 12, 2000).

Exhibit 10.1              Securities Purchase Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and the Purchaser set forth on the execution page thereof (incorporated by reference to the
                          Company's Current Report on Form 8-K, filed with the
                          Securities and Exchange Commission on December 12, 2000).

    (b) Reports on Form 8-K

    Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2000.

                        CELLPOINT INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               AS OF AND FOR THE QUARTER ENDED DECEMBER 31, 2000

Consolidated Balance Sheets as of December 31, 2000
  (Unaudited) and June 30, 2000 (Audited)...................    F-2

Consolidated Statements of Operations for the three months
  ended December 31, 2000 and 1999 (Unaudited) and the six
  months ended December 31, 2000 and 1999 (Unaudited).......    F-3

Consolidated Statements of Comprehensive Income for the six
  months ended December 31, 2000 and 1999 (Unaudited).......    F-4

Consolidated Statements of Cash Flows for the six months
  ended December 31, 2000 and 1999 (Unaudited)..............    F-5

Notes to Consolidated Financial Statements..................    F-6

                        CELLPOINT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN US$)

                                                              DECEMBER 31, 2000   JUNE 30, 2000
                                                              -----------------   -------------
                                                                 (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................     $ 8,995,704       $ 6,624,662
Accounts receivable, net of allowance for doubtful accounts
  of $nil and $36,732, respectively.........................         841,041           211,948
Prepaid expenses............................................         581,679           160,717
Other receivables...........................................         715,750           614,098
Inventory...................................................         474,707           169,635
                                                                 -----------       -----------

TOTAL CURRENT ASSETS........................................      11,608,881         7,781,060
                                                                 -----------       -----------

LONG-TERM ASSETS:
Acquired technology net of amortization of $8,574,171 and
  $3,415,787, respectively..................................      63,643,201        68,801,585
Investment in affiliated company............................              --           500,000
Other intangible assets, net of amortization of $3,850,933
  and $2,760,972, respectively..............................       7,841,708         8,993,080
Furniture, equipment and motor vehicles, net of depreciation
  of $270,729 and $180,108, respectively....................         838,041           630,585
                                                                 -----------       -----------

TOTAL LONG-TERM ASSETS......................................      72,322,950        78,925,250
                                                                 -----------       -----------

TOTAL ASSETS................................................     $83,931,831       $86,706,310
                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities..............     $ 1,724,230       $ 1,623,441
Accounts payable............................................       1,061,803           786,766
Due to affiliate............................................              --            55,517
Other loans and overdrafts..................................         170,750           140,510
                                                                 -----------       -----------
Total current liabilities...................................       2,956,783         2,606,234
                                                                 -----------       -----------
Long term debt, net of current maturities...................      11,319,694         4,000,000
                                                                 -----------       -----------
TOTAL LIABILITIES...........................................     $14,276,477       $ 6,606,234
                                                                 -----------       -----------
STOCKHOLDERS' EQUITY:
Common Stock ($0.001 par value; 22,000,000 shares
  authorized, 10,485,000 shares and 10,465,000 shares issued
  and outstanding, respectively)............................     $    10,485       $    10,465
Additional paid-in capital..................................      98,392,070        95,434,348
Cumulative translation adjustment...........................         157,625           292,866
Accumulated deficit.........................................     (28,904,826)      (15,637,603)
                                                                 -----------       -----------
TOTAL STOCKHOLDERS' EQUITY..................................      69,655,354        80,100,076
                                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $83,931,831       $86,706,310
                                                                 ===========       ===========

          See accompanying notes to consolidated financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (AMOUNTS IN US$)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
                                              (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Sales, net..................................  $   946,886     $  272,444    $ 1,925,007     $  353,763

Cost of sales...............................      443,662             --        697,597             --
                                              -----------     ----------    -----------     ----------

Gross profit................................      503,224        272,444      1,227,410        353,763

Selling, general and administrative
  expenses..................................   (4,098,482)    (1,312,327)    (6,663,792)    (1,980,381)

Professional fees...........................   (1,179,639)       (62,279)    (1,408,888)      (243,534)

Depreciation and amortization...............   (3,214,320)      (509,804)    (6,338,966)    (1,019,039)
                                              -----------     ----------    -----------     ----------

  TOTAL OPERATING EXPENSES..................   (8,492,441)    (1,884,410)   (14,411,646)    (3,242,954)
                                              -----------     ----------    -----------     ----------

LOSS FROM OPERATIONS........................   (7,989,217)    (1,611,966)   (13,184,236)    (2,889,191)

Net interest income (expense)...............       69,291       (298,418)       (82,988)      (809,178)
                                              -----------     ----------    -----------     ----------

  NET LOSS..................................   (7,919,926)    (1,910,384)   (13,267,224)    (3,698,369)
                                              ===========     ==========    ===========     ==========

Net loss per share basic and diluted........        (0.76)         (0.22)         (1.27)         (0.43)

Weighted average shares outstanding basic
  and diluted...............................   10,485,000      8,863,750     10,475,000      8,525,875
                                              -----------     ----------    -----------     ----------

          See accompanying notes to consolidated financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (AMOUNTS IN US$)

                                                         SIX MONTHS ENDED
                                                    ---------------------------
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                    ------------   ------------
                                                    (UNAUDITED)    (UNAUDITED)
Net loss..........................................  $(13,267,224)  $(3,698,369)
Other comprehensive income (loss), cumulative
  foreign exchange adjustments....................       135,241        35,596
                                                    ------------   -----------
Comprehensive loss for the period.................  $(13,131,983)  $(3,662,773)
                                                    ============   ===========

          See accompanying notes to consolidated financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                (AMOUNTS IN US$)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(13,267,224)    $(3,698,369)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................     6,338,966       1,019,040
Noncash financing costs.....................................       127,636         660,000
Loss on disposal of investment in affiliated company........       342,285              --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase in accounts receivable.............................      (629,093)       (236,129)
Increase in inventory.......................................      (305,072)             --
Increase in prepaid expenses................................      (420,962)        (22,082)
Increase in other assets....................................      (101,652)       (139,356)
Increase in accrued expenses and other current
  liabilities...............................................       131,029          44,366
Increase in accounts payable................................       275,037         241,887
Decrease in due from affiliate..............................       (55,517)       (123,799)
                                                              ------------     -----------
NET CASH USED IN OPERATING ACTIVITIES.......................    (7,564,567)     (2,254,442)
                                                              ============     ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................      (338,081)       (119,883)
Proceeds from disposal of investment in affiliated
  company...................................................       157,715              --
                                                              ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES.......................      (180,366)       (119,883)
                                                              ============     ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of stockholders' loans...........................            --        (150,000)
Proceeds from notes payable.................................    10,000,000       2,000,000
Net proceeds from issuance of shares........................       149,800       9,000,000
Payments for notes payable..................................            --      (2,000,000)
                                                              ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    10,149,800       8,850,000
                                                              ============     ===========
Effect of changes in exchange rates on cash.................       (33,825)         35,596
                                                              ------------     -----------
Increase in cash and cash equivalents.......................     2,371,042       6,511,271
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     6,624,662         180,073
                                                              ------------     -----------
CASH AND CASH EQUIVALENT, END OF PERIOD.....................  $  8,995,704     $ 6,691,344
                                                              ============     ===========

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

    INVENTORIES. Inventories are valued at the lower of cost or market value, with cost determined using First-in, First-out method. Inventories are comprised of finished goods only.

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

    ACQUIRED TECHNOLOGY. Acquired technology is the difference between the value of the consideration paid and the value of the assets and liabilities acquired. It is amortized through the statement of operations over a period of seven years, which is management's best estimate of its useful economic life.

2.  CONVERTIBLE LOAN NOTES

    In December 2000 the Company issued $10,000,000 of 6% convertible notes, maturing in October 2002. In connection with such debt, the Company issued warrants to purchase 210,526 shares of common stock of the Company at an exercise price of $11.40 per share. The fair value of the warrants was calculated using the Black Scholes pricing model, and the value of the warrants as well as the value of the favorable conversion feature attached to the notes have been recorded as a debt discount on the accompanying balance sheet. Such discount will be amortized as a component of interest expense over the life of the notes. In this connection, the Company recorded additional non cash interest expense of $127,636 during the Current Quarter.

3.  ACQUISITION

    On February 29, 2000, the Company acquired all of the outstanding shares of Unwire AB for 1,075,000 shares of the Company's Common Stock, having a fair market value of approximately

                                  (UNAUDITED)

3.  ACQUISITION (CONTINUED)
$72.2 million. Such fair market value was determined based on the average of the closing prices of the Company's common stock for the two days immediately prior to the Company's announcement of the transaction on February 17, 2000. The Company accounted for this acquisition as a purchase. The excess cost over fair market value of the net tangible assets acquired was approximately
$72.2 million and was allocated to goodwill which will be amortized over seven years. Results of operations have been included in the Company's consolidated financial statements for the period from July 1, 2000 through December 31, 2000.

    The pro forma unaudited results of operations for the six months ended December 31, 1999, combining the acquisition of Unwire AB as though it were acquired by the Company as of July 1, 1999, are as follows:

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                             DECEMBER 31, 1999    DECEMBER 31, 1999
                                             ------------------   -----------------
Revenue....................................      $  450,461           $   709,797
Net Loss...................................      $2,999,277           $ 4,242,815

4.  ACQUIRED TECHNOLOGY

    Acquired technology at June 30, 2000 and 1999 consisted of the following:

                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Arising on the acquisition of Unwire AB.....     $72,217,372         $        --
Amortization................................     $(8,574,171)        $        --
                                                 -----------         -----------
                                                 $63,643,201         $        --
                                                 ===========         ===========

5.  SEGMENT INFORMATION

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

                                  (UNAUDITED)

5.  SEGMENT INFORMATION (CONTINUED)
    A summary of the Company's operations by segment for the three and six months ended December 31, 2000 and 1999, respectively are as follows:

THREE MONTHS ENDED DECEMBER 31, 2000                    POSITIONING   TELEMATICS       TOTAL
- ------------------------------------                    -----------   -----------   -----------
  Revenues............................................  $   804,417   $   142,469   $   946,886
  Loss from operations................................    4,753,640     3,235,577     7,989,217
  Total assets........................................   19,532,610    64,399,221    83,931,831
  Depreciation and amortization.......................      548,409     2,665,911     3,214,320

THREE MONTHS ENDED DECEMBER 31, 1999                    POSITIONING   TELEMATICS       TOTAL
- ------------------------------------                    -----------   -----------   -----------
  Revenues............................................  $   272,444   $        --   $   272,444
  Loss from operations................................    1,611,966            --     1,611,966
  Total assets........................................   17,766,232            --    17,766,232
  Depreciation and amortization.......................      509,804            --       509,804

SIX MONTHS ENDED DECEMBER 31, 2000                      POSITIONING   TELEMATICS       TOTAL
- ----------------------------------                      -----------   -----------   -----------
  Revenues............................................  $ 1,729,970   $   195,037   $ 1,925,007
  Loss from operations................................    6,935,591     6,248,645    13,184,236
  Total assets........................................   19,532,610    64,399,221    83,931,831
  Depreciation and amortization.......................    1,071,504     5,267,462     6,338,966

SIX MONTHS ENDED DECEMBER 31, 1999                      POSITIONING   TELEMATICS       TOTAL
- ----------------------------------                      -----------   -----------   -----------
  Revenues............................................  $   353,763   $        --   $   353,763
  Loss from operations................................    2,889,191            --     2,889,191
  Total assets........................................   17,766,223            --    17,766,223
  Depreciation and amortization.......................    1,019,039            --     1,019,039

                                   SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CELLPOINT INC.

                                                       By:             /s/ PETER HENRICSSON
                                                            -----------------------------------------
                                                                         Peter Henricsson
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:               /s/ LARS WADELL
                                                            -----------------------------------------
                                                                           Lars Wadell
                                                                     CHIEF FINANCIAL OFFICER

Date: February 14, 2001