Form 10QSB
period 2001-03-31
CELLPOINT INC
filed 2001-05-15
CIK 1046607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25205

                            ------------------------

                                 CELLPOINT INC.

       (Exact name of small business issuer as specified in its charter)

                NEVADA                                       52-2032380
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

   3000 HILLSWOOD DRIVE, HILLSWOOD BUSINESS PARK, CHERTSEY, SURREY KT16 0RS,
                                    ENGLAND
                    (Address of principal executive offices)

                                +44-1932 895 310
                          (Issuer's telephone number)
   (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                            ------------------------

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

                        APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001: 10,742,790 shares of Common Stock, par value $0.001 per share. Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial statements for the Company's third fiscal quarter ended March 31, 2001 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on
Form 10-KSB for the fiscal year ended June 30, 2000 ("Fiscal 2000"), which may cause actual results to differ materially from those described. These risks and uncertainties include the rate of market development and acceptance of positioning and telematics technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

    The Company's results of operations are discussed on the basis of two segments of the wireless services market--location services (CellPoint Systems) and telematics (CellPoint Unwire).

    The business strategy of CellPoint Systems (location services) is to provide location technology, enabling platforms and location service applications in target markets around the world. CellPoint Systems' technology and services enable users to determine the position of a cellular telephone or mobile device, such as a Personal Digital Assistant ("PDA"), for use in a broad range of consumer and business applications. CellPoint Systems begins with installing the CellPoint Mobile Location Services platform with a GSM cellular network operator. The network operator, or a third party, will then market the chosen location services as value-added services offered to the end-users of the cellular network. CellPoint Systems can earn revenues through (i) percentage or fixed price participation in the revenue streams resulting from the new services offered by the network operator, (ii) sale of tiered licenses to network operators, such as a fixed price for the first 50,000 users with increases for additions of 100,000, 500,000 and 1,000,000 users, (iii) usage revenues from service providers, based on transaction volumes or time frames, (iv) sale of CellPoint System's services to strategic partners where partners are licensed to operate the technology in a specified geographic area, (v) advertising revenues for Internet applications, (vi) maintenance fees, (vii) consulting and professional services, and (viii) programming interfaces.

    CellPoint Unwire's business strategy (telematics) is to provide telematics technology, terminals and applications in target markets around the world. Telematics services are marketed directly to larger industrial users, either directly or through systems integrators, and the GSM terminal servers are programmed for specific applications such as ventilation system management, container management or for remote management, supervision and control such as for security systems or automatic door systems. Instructions are programmed in the telematics terminals in advance, allowing for performance of a multitude of tasks from a remote location. Revenues are realized from (i) sale of telematics terminals, (ii) licensing fees on application software, (iii) professional services such as maintenance, consulting, education and development, (iv) usage revenues, (v) revenue sharing on phone line usage, and (vi) programming interfaces.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001

    REVENUES. In the third fiscal quarter ended March 31, 2001 (the "Current Quarter"), the Company's gross revenues from operations were $2,463,294, as compared to revenues from operations of $265,511 for the third fiscal quarter ended March 31, 2000 (the "Comparable Quarter"). For the Current Quarter, $1,890,662 in revenues (or 77% of the Company's total revenues) were attributable to the location services segment. For the Current Quarter, $572,632 in revenues (or 23% of the Company's total revenues) were attributable to the telematics segment. For the Comparable Quarter, $256,881 in revenues, or approximately 97% were attributable to the location services segment and $8,630 (or 3% of the Company's total revenues) were attributable to the telematics segment (CellPoint Unwire).

    COST OF REVENUES. Costs incurred by the Company in producing revenues in the Current Quarter were $460,351, as compared to costs of producing revenues of $62,458 in the Comparable Quarter. Costs of producing revenues were $41,921 for the location services segment and $418,430 for the telematics segment. Costs of goods sold for the location services segment are primarily for installation work as development costs are included in operating costs. The cost of goods sold for the telematics segment relates to costs for purchase of hardware components.

    GROSS PROFIT. For the Current Quarter, the Company had a gross profit $2,002,943, a gross margin of 81.3%. The location services segment had a gross profit of $1,848,741, a gross margin of 97.8% (or 92% of the Company's gross profit) and the telematics segment had a gross profit of $154,202, a gross margin of 26.9% (or 8% of the Company's gross profit) in the Current Quarter. In the Comparable Quarter, the Company had a gross profit of $203,053, a gross margin of 76.5% of which $199,722 (or 98% of the Company's gross profit) was attributable to the location services segment and $3,331 (or 2% of the Company's gross profit) was attributable to the telematic segment. The Company's gross margin has increased due to growth in software license revenue. Software installation in the location services segment can also include minor hardware equipment. The Comparable Quarter included a higher proportion of hardware to software compared to the Current Quarter which resulted in improved gross margin within the location services segment in the Current Quarter.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses were $4,742,237 in the Current Quarter compared to $600,521 in the Comparable Quarter. For the Current Quarter, such expenses were allocated as follows: 34% to research and development, 31% to marketing and sales and 35% to general administrative expense. For the Comparable Quarter, such expenses were allocated as follows: 37% to research and development, 24% to marketing and sales and 40% to general administrative expense. Selling, general and administrative expenses were $3,771,692 (or 80% of the total of such expenses) for the location services segment and $970,545 (or 20% of the total of such expenses) for the telematics segment in the Current Quarter. The increase in selling, general and administrative expenses in the location services segment was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of the increased selling, general and administrative expenses in the Current Quarter were an increase in personnel costs due to a sharp increase in the number of employees and consultants in the development of the new location services platform, establishment of an international sales and partner management organization and an increase in rent and other property costs. Management expects selling, general and administrative expenses to stabilize in the near future.

    PROFESSIONAL FEES. In the Current Quarter, professional fees were $369,154, as compared to $1,027,433 in the Comparable Quarter when the Company acquired Unwire AB ("Unwire"). Professional fees in the Current Quarter include legal, audit, accounting and management consultancy fees whereas the Comparable Quarter also included fees associated with the acquisition of Unwire which were non-recurring items.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $1,379,378 in the Comparable Quarter to $3,254,529 in the Current Quarter. The location services segment recorded depreciation and amortization expense of $251,856 (or 8% of the Company's total of such expenses) for the Current Quarter, while the telematics segment recorded such expenses of $3,002,673 (or 92% of the Company's total of such expenses). The increase in depreciation and amortization expense from the Comparable Quarter to Current Quarter is substantial because of the acquisition of Unwire in Fiscal 2000. The costs of developing the location services and telematics technology prior to establishing a product's technological feasibility are expensed as incurred. After technological feasibility has been demonstrated, the development costs are capitalized until the product is available for release. The development costs for the technology are amortized over an estimated useful life of three years.

    LOSS FROM OPERATIONS. Loss from operations for the Current Quarter was ($6,362,977) versus ($2,804,279) in the Comparable Quarter. For the Current Quarter, the Company's location services segment had a loss from operations of ($2,279,432) (or 36% of the Company's total loss from operations) and the Company's telematics segment had a loss from operations of ($4,083,545) (or 64% of the Company's total loss). The loss from operations of the telematics segment includes depreciation and amortization of $2,579,192 attributable to the acquisition of Unwire. The location services segment's loss from operations in the Comparable Quarter was ($1,585,696) and ($1,218,583) was attributable to the telematic segment. The loss from operations was larger in the Current Quarter due to the increase in depreciation and amortization attributable to the acquisition of Unwire, the Company greatly expanded its infrastructure, increased the number of its full-time employees and consultants and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    FINANCIAL ITEMS. Financial items resulted in net expense of $633,797 in the Current Quarter compared to a net expense of $9,172 in the Comparable Quarter. Interest income was $93,185 in the Current Quarter. Interest expense was $726,982 in the Current Quarter, of which $382,908 was a non-cash charge related to the 210,526 warrants issued to Castle Creek Technology Partners, LLC ("Castle Creek") in December 2000 in association with the $10 million financing of convertible notes. $150,000 interest was accrued on the $10 million in convertible notes and $90,000 interest was accrued on the $4 million loan from June 2000. Interest Income and Interest Expense were $100,081 and $30,790, respectively, in the Comparable Quarter.

    LOSS BEFORE INCOME TAXES. The Company generated a loss before income taxes of ($6,996,774) in the Current Quarter as compared to ($2,813,451) in the Comparable Quarter. The increased loss before income taxes is primarily attributable to the costs of expansion of the Company's infrastructure, the hiring of additional personnel, the expenses associated with commercialization of its products and the depreciation and amortization expense associated with the acquisition of Unwire.

    NET LOSS AND LOSS PER SHARE. Net loss was ($6,996,774) for the Current Quarter, versus ($2,813,451) for the Comparable Quarter. Loss per share for the Current Quarter was ($.66) based on weighted average shares outstanding of 10,609,015, while the Comparable Quarter loss per share was ($.29) based upon a weighted average of 9,748,333 shares outstanding.

NINE MONTHS ENDED MARCH 31, 2001

    RECLASSIFICATIONS. Certain items previously reported have been reclassified in the results of operations for the nine months ended March 31, 2001 in order to conform to the presentation for the three months ended March 31, 2001. The reclassifications had no effect on net loss for the period. The following analysis discusses the results after such reclassifications.

    REVENUES. In the nine months ended March 31, 2001 (the "Current Period"), the Company's gross revenues from operations were $4,388,301, as compared to revenues from operations of $619,274 for the nine months ended March 31, 2000 (the "Comparable Period"). For the Current Period, $3,620,632 in revenues, (or 83% of the Company's total revenues), were attributable to the location services segment and $767,669 (or 17% of the Company's total revenues) were attributable to the telematics segment. For the Comparable Quarter, $610,644 (or 99% of the Company's revenues) were attributable to the location services segment. The telematics segment (CellPoint Unwire) had revenues of $8,630 (or 1% of the Company's total revenues, for the Comparable Period).

    COST OF REVENUES. Costs incurred by the Company in producing revenues in the Current Period were $920,325, as compared to costs of producing revenues of $62,458 in the Comparable Period. Costs of producing revenues were $398,320 for the location services segment and $522,005 for the telematics segment.

    GROSS PROFIT. For the Current Period, the Company had a gross profit of $3,467,976, a gross margin of 79.0%. The location services segment had a gross profit of $3,222,312, a gross margin of 89.0% (or 93% of the Company's gross profit) and the telematics segment had a gross profit of $245,664, a gross margin of 32.0% (or 7% of the Company's gross profit) in the Current Period. In the Comparable Period, the Company had a gross profit of $556,816, a gross margin of 89.9% of which $553,485, or approximately 99% was attributable to the location services segment and $3,331 (or 1% of the Company's gross profit) was attributable to the telematics segment. The decrease in the Current Period's gross margin is due to Unwire's being consolidated during the entire nine-month period compared to just one month in the Comparable Period. Revenues from the location services segment are primarily from software; therefore, the gross margin is higher than in the telematics segment in which revenues have a significant hardware component.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $8,482,842, from $2,580,902 in the Comparable Period to $11,063,744 in the Current Period. For the Current Period, such expenses were allocated as follows: 31% to research and development, 34% to marketing and sales and 35% to general administrative expense. For the Comparable Period, such expenses were allocated as follows: 38% to research and development, 21% to marketing and sales and 40% to general administrative expense. Selling, general and administrative expenses were $8,587,052 (or 78% of the total of such expenses) for the location services segment and $2,476,692 (or 22% of the total of such expenses) for the telematics segment in the Current Period. The increase in selling, general and administrative expenses in the location services segment was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of the increased selling, general and administrative expenses in the Current Period were continued development of the Company's new location services platform, establishment of an international sales and partner management organization, an increase in overall personnel costs due to substantial increase in the number of employees and consultants and an increase in rent and other property costs. Management expects selling, general and administrative expenses to stabilize in the near future.

    PROFESSIONAL FEES. In the Current Period, professional fees were $1,108,043, as compared to $1,270,967 in the Comparable Period. Professional fees this period were due primarily to ongoing audit and legal fees and the professional fees associated with the Company's application for a secondary listing on the Stockholm OM Exchange and the Company's acceptance for listing on the Nasdaq National Market. These fees associated with the listing on the Nasdaq and Stockholm Exchange represent non-recurring items.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $2,398,419 in the Comparable Period to $9,593,495 in the Current Period. The location services segment recorded depreciation and amortization expense of $1,323,360 (or 14% of the Company's total of such expenses) for the Current Period, while the telematics segment recorded such expenses of $8,270,135 (or 86% of the Company's total of such expenses). The increase in depreciation and amortization expense from the Comparable Period to Current Period is substantial because of the acquisition of Unwire in Fiscal 2000. The costs of developing the location services technology prior to establishing a product's technological feasibility are expensed as incurred. After technological feasibility has been demonstrated, the development costs are capitalized until the product is available for release. The development costs for the technology are amortized over an estimated useful life of three years.

    LOSS FROM OPERATIONS. Loss from operations for the Current Period was ($18,297,306) versus ($5,693,472) in the Comparable Period. For the Current Period, the Company's location services segment had a loss from operations of ($7,452,028) (or 41% of the Company's total loss from operations) and the Company's telematics segment had a loss from operations of ($10,845,278) (or 59% of the Company's total loss). The loss from operations of the telematics segment includes depreciation and amortization of $7,737,576 attributable to the acquisition of Unwire. $4,474,889 (or 79% of the Company's loss from operations) in the Comparable Period, was attributable to the Company's location services segment and $1,218,583 (or 21% of the Company's loss from operations) was attributable to the telematics segment. The loss from operations was larger in the Current Period because of the depreciation and amortization expense attributable to the acquisition of Unwire and that the Company greatly expanded its infrastructure, increased the number of its full-time employees and consultants, established an international sales and partner management organization, continued development of the Company's new location services platform and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    FINANCIAL ITEMS. Financial items resulted in an expense of $1,386,785 in the Current Period compared to a net expense of $818,348 in the Comparable Period. Interest income was $256,080 in the Current Period. Interest expense was $1,642,865 in the Current Period including non-cash charge of $510,544 related to the 210,526 warrants issued to Castle Creek in December 2000 and financing fees of $670,000 associated with the $10,000,000 convertible notes financing completed in the prior quarter.

    LOSS ON SALE OF INVESTMENT.  The Company's 10% ownership interest in Wasp SA
(Pty) Ltd. ("Wasp") was liquidated when Wasp was sold to Matrix Vehicle Tracking
(Pty) Ltd. ("Matrix") in the previous quarter. The loss on sale of this investment is approximately $342,285. As a result of the sale of Wasp to Matrix, Matrix is now a customer of the Company and the Company has gained certain marketing rights in Southern Africa.

    LOSS BEFORE INCOME TAXES. The Company generated a loss before income taxes of ($20,026,376) in the Current Period as compared to ($6,511,820) in the Comparable Period. The increased loss before income taxes is primarily attributable to the increased depreciation and amortization associated with the acquisition of Unwire, costs of expansion of the Company's infrastructure, the hiring of additional personnel, the expenses associated with commercialization of its products.

    NET LOSS AND LOSS PER SHARE. Net loss was ($20,026,376) for the Current Period, versus ($6,511,820) for the Comparable Period. Loss per share for the Current Period was ($1.91) based on weighted average shares outstanding of 10,511,861, while the Comparable Period loss per share was ($.73) based upon a weighted average of 8,933,361 shares outstanding.

RECENT DEVELOPMENTS

    During the Current Quarter, the Company announced that German mobile operator E-Plus Mobilfunk GmbH ("E-Plus") installed CellPoint Systems' network-based Mobile Location System that supports location-based services for all GSM phones and mobile GSM devices in an operator's network. The Company Mobile Location System can provide location services to E-Plus's over 7,000,000 cellular subscribers, whether their mobile phone is in idle mode or engaged on an active call.

    The Company announced a commercial agreement for CellPoint Unwire for a communication solution for passenger ticket handling in Western Sweden. The customer is AP Trans SA, a Belgian ticketing provider which runs the ticket handling machines for the Western Sweden public transportation company Vasttrafik AB.

    CellPoint Inc. was accepted for listing on the Swedish OM Stock Exchange during the Current Quarter.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At March 31, 2001, the Company had working capital of $732,883 as compared to working capital of $5,174,826 at June 30, 2000. The reduction in working capital is due largely to the outstanding loan of $4 million from June 2000, due in February 2002, which has been moved from Long term debt into Current liabilities since repayment is due within the next
12 months. At the end of the Current Period, the Company had $8,500,330 in current assets versus $5,888,512 in current assets for the period ended
March 31, 2000. At March 31, 2001, cash and cash equivalents amounted to $4,411,243, and cash, cash equivalents and accounts receivable amounted to $5,595,568.

    CASH FLOWS FROM OPERATIONS. For the Current Period, the Company used net cash in operating activities of $11,351,528 as compared to $3,959,983 for the Comparable Period. This increase in cash used occurred because the Company greatly expanded its infrastructure, doubled the number of its full-time employees, increased the number of consultants and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products.

    CASH FLOWS FROM INVESTING ACTIVITIES. For the Current Period, the Company had a net cash outflow from investing activities of $827,481 which was primarily for computer equipment acquired for development purposes versus a net cash outflow of $149,396 in the Comparable Period. The Company does not currently have any commitments for capital expenditures during the current fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

    CASH FLOWS FROM FINANCING ACTIVITIES. For the Current Period, the Company had a net cash inflow of $10,149,800. This increase is primarily due to the Company's private placement with Castle Creek pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. In such transaction, the Company issued to Castle Creek 6% convertible notes in the aggregate principal amount of $10,000,000 and five-year warrants to purchase up to 210,526 shares of the Company's common stock, par value $.001 per share ("Common Stock").

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at March 31, 2001 was $62,473,278, including an accumulated deficit of ($35,663,980), as compared to stockholders' equity of $80,100,076 at June 30, 2000 with an accumulated deficit of ($15,637,603).

    The Company may require additional capital during the next twelve months to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial condition could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    In its Form 10-QSB for the quarter ended December 31, 2000, the Company disclosed two legal proceedings to which it is a party. There have been no material developments with respect to such proceedings.

ITEM 2. CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) None.

    (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       None.

    (b) Reports on Form 8-K

       Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2001.

                        CELLPOINT INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2001

Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
  and June 30, 2000 (Audited)...............................    F-2

Consolidated Statements of Operations for the three months
  ended March 31, 2001 and 2000 (Unaudited) and the nine
  months ended March 31, 2001 and 2000 (Unaudited)..........    F-3

Consolidated Statements of Comprehensive Income for the nine
  months ended March 31, 2001 and 2000 (Unaudited)..........    F-4

Consolidated Statements of Cash Flows for the nine months
  ended March 31, 2001 and 2000 (Unaudited).................    F-5

Notes to Consolidated Financial Statements..................    F-6

                        CELLPOINT INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN US$)

                                                              MARCH 31, 2001   JUNE 30, 2000
                                                               (UNAUDITED)       (AUDITED)
                                                              --------------   -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $ 4,411,243      $ 6,624,662
Accounts receivable, net of allowance for doubtful accounts
  of $nil and $36,732, respectively.........................     1,184,325          211,948
Prepaid expenses and other current assets...................     1,927,815          532,617
Other receivables...........................................       552,501          242,198
Inventory...................................................       424,446          169,635
                                                               -----------      -----------
TOTAL CURRENT ASSETS........................................     8,500,330        7,781,060
                                                               -----------      -----------
LONG-TERM ASSETS:
Acquired technology net of amortization of $11,153,363 and
  $3,415,787, respectively..................................    61,064,009       68,801,585
Investment in affiliated company............................            --          500,000
Other intangible assets, net of amortization of $4,356,624
  and $2,760,972, respectively..............................     7,259,643        8,993,080
Furniture, equipment and motor vehicles, net of depreciation
  of $440,375 and $180,108, respectively....................     1,355,114          630,585
                                                               -----------      -----------
TOTAL LONG-TERM ASSETS......................................    69,678,766       78,925,250
                                                               -----------      -----------
TOTAL ASSETS................................................   $78,179,096      $86,706,310
                                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities..............   $ 2,222,575      $ 1,623,441
Accounts payable............................................     1,443,786          786,766
Due to affiliate............................................            --           55,517
Other loans and overdrafts and current maturities of long
  term debt.................................................     4,101,086          140,510
                                                               -----------      -----------
Total current liabilities...................................     7,767,447        2,606,234
                                                               -----------      -----------
Long term debt, net of current maturities...................     7,938,371        4,000,000
                                                               -----------      -----------
TOTAL LIABILITIES...........................................   $15,705,818      $ 6,606,234
                                                               -----------      -----------
STOCKHOLDERS' EQUITY:
Common Stock ($0.001 par value; 22,000,000 shares
  authorized, 10,733,030 shares and 10,465,000 shares issued
  and outstanding, respectively)............................   $    10,733      $    10,465
Additional paid-in capital..................................    98,359,043       95,434,348
Cumulative translation adjustment...........................      (232,518)         292,866
Accumulated deficit.........................................   (35,663,980)     (15,637,603)
TOTAL STOCKHOLDERS' EQUITY..................................    62,473,278       80,100,076
                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $78,179,096      $86,706,310
                                                               ===========      ===========

          See accompanying notes to consolidated financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (AMOUNTS IN US$)

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        -------------------------------   -------------------------------
                                        MARCH 31, 2001   MARCH 31, 2000   MARCH 31, 2001   MARCH 31, 2000
                                         (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                        --------------   --------------   --------------   --------------
Sales, net............................   $ 2,463,294      $   265,511      $  4,388,301     $   619,274
Cost of sales.........................       460,351           62,458           920,325          62,458
                                         -----------      -----------      ------------     -----------
Gross profit..........................     2,002,943          203,053         3,467,976         556,816
Selling, general and administrative
  expenses............................    (4,742,237)        (600,521)      (11,063,744)     (2,580,902)
Professional fees.....................      (369,154)      (1,027,433)       (1,108,043)     (1,270,967)
Depreciation and amortization.........    (3,254,529)      (1,379,378)       (9,593,495)     (2,398,419)
                                         -----------      -----------      ------------     -----------
  TOTAL OPERATING EXPENSES............    (8,365,920)      (3,007,332)      (21,765,282)     (6,250,288)
                                         -----------      -----------      ------------     -----------
LOSS FROM OPERATIONS..................    (6,362,977)      (2,804,279)      (18,297,306)     (5,693,472)

Financial Items
Loss on sale of investment............             0                0          (342,285)              0
Net interest income (expense).........      (633,797)          (9,172)       (1,386,785)       (818,348)
                                         -----------      -----------      ------------     -----------
  NET LOSS............................   $(6,996,774)     $(2,813,451)     $(20,026,376)    $(6,511,820)
                                         ===========      ===========      ============     ===========
Net loss per share, basic and
  diluted.............................   $      (.66)     $      (.29)     $      (1.91)    $      (.73)
Weighted average shares outstanding,
  basic and diluted...................    10,609,015        9,748,333        10,511,861       8,933,361

          See accompanying notes to consolidated financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (AMOUNTS IN US$)

                                                THEE MONTHS ENDED                  NINE MONTHS ENDED
                                        ---------------------------------   -------------------------------
                                        MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 2001   MARCH 31, 2000
                                          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                        ---------------   ---------------   --------------   --------------
Net loss..............................    $(6,996,774)      $(2,813,451)     $(20,026,376)    $(6,511,820)
Other comprehensive income (loss),
  cumulative foreign exchange
  adjustments.........................       (390,143)          (81,749)         (525,384)        (46,153)
                                          -----------       -----------      ------------     -----------
Comprehensive loss for the period.....    $(7,386,917)      $(2,895,200)     $(20,551,760)    $(6,557,973)
                                          ===========       ===========      ============     ===========

          See accompanying notes to consolidated financial statements

                        CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (AMOUNTS IN US$)

                                                                     NINE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                               (UNAUDITED)      (UNAUDITED)
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(20,026,376)    $(6,511,820)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................      9,593,495       2,493,403
Noncash financing costs.....................................        510,544         660,000
Loss on disposal of investment in affiliated company........        342,285              --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase in accounts receivable.............................       (972,377)       (128,301)
Increase in inventory.......................................       (254,811)        (15,634)
Decrease in other assets....................................             --          15,538
Increase in prepaid expenses................................     (1,395,198)       (259,268)
Increase in other receivables...............................       (310,303)       (292,233)
Increase in accrued expenses and other current
  liabilities...............................................        559,710          94,688
Increase in accounts payable................................        657,020         107,443
Decrease in due from affiliate..............................        (55,517)       (123,799)
                                                               ------------     -----------
NET CASH USED IN OPERATING ACTIVITIES.......................    (11,351,528)     (3,959,983)
                                                               ============     ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................       (985,196)       (149,396)
Proceeds from disposal of investment in affiliated
  company...................................................        157,715              --
                                                               ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES.......................       (827,481)       (149,396)
                                                               ============     ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of stockholders' loans...........................             --        (150,000)
Proceeds from notes payable.................................     10,000,000       2,000,000
Net proceeds from issuance of shares........................        149,800       9,000,000
Payments for notes payable..................................             --      (2,000,000)
                                                               ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     10,149,800       8,850,000
                                                               ============     ===========
Effect of changes in exchange rates on cash.................       (184,210)        (46,153)
                                                               ------------     -----------
(Decrease) / increase in cash and cash equivalents..........     (2,213,419)      4,694,468
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      6,624,662         180,073
                                                               ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $  4,411,243     $ 4,874,541
                                                               ============     ===========

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    NATURE OF REPORT. The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission, and is presented for comparative purposes. All other financial statements are unaudited. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

    REVENUES. Revenues are derived from the sale of computer hardware, licenses and software and professional and technical consulting services and maintenance and support services. Each customer contract is negotiated separately. Hardware sales and software application licenses are recorded as revenues when the products are delivered. Installation, maintenance and training revenues are recognized when the services are performed.

    RECLASSIFICATIONS. Certain items previously reported have been reclassified in the results of operations for the nine months ended March 31, 2001 in order to conform to the presentation for the three months ended March 31, 2001. The reclassifications had no effect on net loss for the period.

2.  CONVERTIBLE LOAN NOTES

    In December 2000 the Company issued $10,000,000 of 6% convertible notes, maturing in October 2002. In connection with such debt, the Company issued warrants to purchase 210,526 shares of common stock of the Company at an exercise price of $11.40 per share. The fair value of the warrants was calculated using the Black Scholes pricing model, and the value of the warrants as well as the value of the favorable conversion feature attached to the notes have been recorded as a debt discount on the accompanying balance sheet. Such discount will be amortized as a component of interest expense over the life of the notes. In this connection, the Company recorded additional non cash interest expense of $382,908 during the Current Quarter.

3.  ACQUISITION

    On February 29, 2000, the Company acquired all of the outstanding shares of Unwire AB for 1,075,000 shares of the Company's Common Stock, having a fair market value of approximately $72.2 million. Such fair market value was determined based on the average of the closing prices of the Company's common stock for the two days immediately prior to the Company's announcement of the transaction on February 17, 2000. The Company accounted for this acquisition as a purchase. The excess cost over fair market value of the net tangible assets acquired was approximately $72.2 million and was allocated to goodwill which will be amortized over seven years. Results of operations of Unwire have been included in the Company's consolidated financial statements for the period from February 29, 2000 through March 31, 2001.

    The pro forma unaudited results of operations for the three and nine months ended March 31, 2000, combining the acquisition of Unwire AB as though it were acquired by the Company as of July 1, 1999, are as follows:

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                               MARCH 31, 2000      MARCH 31, 2000
                                             ------------------   -----------------
Revenue....................................      $  292,443          $   958,625
Net Loss...................................      $4,828,762          $13,974,848

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

    Set forth below is a summary of the Company's operations by segment for the three and nine months ended March 31, 2001 and 2000, respectively:

THREE MONTHS ENDED MARCH 31, 2001                      LOCATION SERVICES   TELEMATICS       TOTAL
---------------------------------                      -----------------   -----------   -----------
Revenues.............................................     $ 1,890,662      $   572,632   $ 2,463,294
Loss from operations.................................      (2,279,432)      (4,083,545)   (6,362,977)
Total assets.........................................      16,012,429       62,166,667    78,179,096
Depreciation and amortization........................        (251,856)      (3,002,673)   (3,254,529)

THREE MONTHS ENDED MARCH 31, 2000                      LOCATION SERVICES   TELEMATICS       TOTAL
---------------------------------                      -----------------   -----------   -----------
Revenues.............................................     $   256,881      $     8,630   $   265,511
Loss from operations.................................      (1,585,696)      (1,218,583)   (2,804,279)
Total assets.........................................      16,090,518       71,330,990    87,421,508
Depreciation and amortization........................        (532,136)        (847,242)   (1,379,378)

NINE MONTHS ENDED MARCH 31, 2001                       LOCATION SERVICES   TELEMATICS       TOTAL
--------------------------------                       -----------------   -----------   -----------
Revenues.............................................     $ 3,620,632      $   767,669   $ 4,388,301
Loss from operations.................................      (7,452,028)     (10,845,278)  (18,297,306)
Total assets.........................................      16,012,429       62,166,667    78,179,096
Depreciation and amortization........................      (1,323,360)      (8,270,135)   (9,593,495)

NINE MONTHS ENDED MARCH 31, 2000                       LOCATION SERVICES   TELEMATICS       TOTAL
--------------------------------                       -----------------   -----------   -----------
Revenues.............................................     $   610,644      $     8,630   $   619,274
Loss from operations.................................      (4,474,889)      (1,218,583)   (5,693,472)
Total assets.........................................      16,090,518       71,330,990    87,421,508
Depreciation and amortization........................      (1,551,177)        (847,242)   (2,398,419)

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

Date: May 15, 2001