Form 10KSB
period 2001-06-30
CELLPOINT INC
filed 2001-10-15
CIK 1046607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER

                                 CELLPOINT INC.

                 (Name of small business issuer in its charter)

                     NEVADA                                                52-2032380
        (State or other jurisdiction of                                 (I.R.S. Employer
         incorporation or organization)                               Identification No.)

             3000 HILLSWOOD DRIVE,
            HILLSWOOD BUSINESS PARK,
       CHERTSEY, SURREY KT16 0RS, ENGLAND
    (Address of principal executive offices)                               (Zip Code)

                                44-1932 895 310
                (Issuer's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: NONE.
         Securities registered under Section 12(g) of the Exchange Act:

                                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                     ON WHICH REGISTERED
------------------------------------------------------  ------------------------------------------------------
            Common Stock, $.001 par value                               NASDAQ National Market

                         ------------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $4,111,804 for the fiscal year ended June 30, 2001.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $20,405,118 as of October 8, 2001. The aggregate market value was based upon the closing price for the Common Stock, par value $.001 per share, as quoted by the NASDAQ National Market for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2001, 17,069,622 shares of Common Stock, par value $.001 per share.

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

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CONTINUING OPERATIONS

LOCATION SERVICES (CELLPOINT)

    We focus on the worldwide development, marketing, distribution, sales, implementation and support of mobile location software technology and platforms for digital cellular networks. Our positioning technology, location services platform and the applications of the technology are collectively marketed under the name the "CellPoint System" and CellPoint Mobile Location System ("MLS"). Our applications are marketed under the names "Resource Manager", "Finder!" and, "iMate" in addition to a variety of partner applications.

    The CellPoint System enables users to determine the position of a cellular telephone or mobile device, such as a Personal Digital Assistant (PDA), for use in a broad range of consumer and business applications. The primary location service application areas today include resource management of mobile workforce personnel, friend finding relative to one's own location, personal security services, information and entertainment services. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information and entertainment services include location-sensitive traffic reports, weather, and concierge information services such as the location of the nearest hotel, cinema, restaurant, bank machine or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing. Friend-finding allows users to maintain buddy lists and view the location of pre-defined, consenting individuals relative to their own location, send messages to these people or call them. Personal security services offer added security to people in higher risk occupations such as night security guards, chauffeurs, tax collectors, health care personnel, postal delivery persons and couriers.

    INDUSTRY OVERVIEW

    We believe that location services will play a key role in the mobile Internet and mobile commerce, and that the location component will be a cornerstone in the majority of mobile Internet use. There has been an explosive growth of wireless communications and the Internet, with mobile telephony being the fastest growing technology of all time. Mobile Internet access will offer corporate and mass-market utility in saving time and money. Merrill Lynch (Wireless Internet, June 5, 2000) projects 1.5 billion people will have wireless access to the Internet by 2005. Most experts agree that more people will access the Internet from mobile devices than from fixed computers before 2005. Location-based services are projected to be worth US$38 billion in consumer spending in 2005 and location services are projected to represent 9% of all mobile operator revenues in Western Europe in 2005 (Interactive Entertainment:
Delivering Revenues in the Broadband Era, Schema, July 2001).

    Mobile operators are facing increased competition, lower revenues per user through falling prices and churn among subscribers from one operator to another. Voice services alone have become a commodity service. The key to unlocking further value in the operators' investments in network infrastructure is through offering unique value-added services to attract more customers and more airtime use per customer, improve subscriber loyalty and reduce churn of subscribers. Services such as voice mail, pre-paid subscriptions and short message service
(SMS) are value-added service offerings beyond voice that have become commonplace. Location services can offer operators new value-added services to unlock new revenue potential and differentiate operators from their competitors.

    The industry for mobile location services is still very much in its infancy, but new wireless services are an explosive growth area. It has taken longer than we expected for this industry to "take off', but most experts agree that growth is about to accelerate to massive proportions. We believe that

70% -- 80% of mobile phone users will employ location services by 2005, and that the location component is key to using the Internet from mobile devices. Location services for mobile users offer broad utility, and can be grouped into four categories: management and tracking, information, entertainment and security. While the industry is very new, we expect that commercial services with a strong business case for management and service applications will be the first to enter the market, but the mass-market services including information and entertainment services will be much larger over time.

    COMPANY HISTORY

    Effective February 28, 1999, CellPoint acquired technology and intellectual property rights from Novel Electronic Systems & Technologies ("Novel") for the core GSM positioning technology originally developed in South Africa. We own the original core positioning technology, and have the right to use it worldwide, with the exception of sub-Saharan Africa for vehicle tracking applications which are owned by Matrix Vehicle Tracking (Pty) Ltd., a corporation organized under the laws of South Africa ("Matrix"). The GSM positioning technology was originally commercialized by Wasp and Matrix, and has been in commercial use in South Africa for more than four years. There are more than 28,000 commercial users of the original technology in South Africa. We have entered into a cooperation agreement with Matrix whereby Matrix has made available to us its knowledge and know-how regarding GSM positioning applications, strategies and service delivery.

    CellPoint has subsequently developed Mobile Location System ("MLS"), a third generation location platform that works with all GSM phones in all GSM, GPRS and UMTS networks regardless of network infrastructure, and without overlays or modifications to the network.

    CORE BUSINESS

    CellPoint's mission is to be the global leader in providing location-enabling solutions toward GSM/ UMTS operators and service providers.

    CellPoint's core business is to provide location system software, including location platforms, selective location technology and selective location applications. Core operations are Product Portfolio Management, Systems Management, Product/Systems Development, Systems Verification, 2nd and 3rd line support, marketing and direct touch/partner sales and sales support. Non-core operations are supply and support of hardware (e.g. computer platforms), 1st line support, volume sales, development of applications, and systems integration.

    CellPoint provides strong solutions in all layers--the positioning technology, the middleware and the location applications--and provides open interfaces for third party development through our Location Developers' Zone ("LDZ").

    The clear requirement for third generation/UMTS terminals to operate in GSM networks and the need for a combination of high-accuracy positioning methods coupled to technologies offering high-position availability has lead CellPoint systems to develop a location platform offering a powerful combination of Assisted Global Positioning System ("A-GPS") and Cell-based positioning for trusted clients at a very competitive price to the operator. The solutions offer full support for inter-network roaming.

    In order to support 3rd party applications as well as trusted applications, CellPoint offers a middleware platform, Mobile Location Broker ("MLB") handling anonymity, end-user privacy management and geo-server support with centralized map rendering, routing, geo-coding and reverse geo-coding. This platform can be placed in a separate security zone to the positioning platform, giving flexible support for operator security requirements.

    Progressive mobile operators are already launching location-based services, opening up the market and motivating others to invest in a competitive environment. Most are looking at location as a core business and will require the type of carrier-grade, high-capacity and secure systems which fall within CellPoint's product roadmap.

    APPLICATIONS AND LOCATION TECHNOLOGY PLATFORM

    Evolving GSM and UMTS standards will open up competition between providers for system layers in location-based systems, creating a clear division between location platforms and location applications.

    NETWORK-BASED LOCATION PLATFORM. In September 2000, CellPoint announced a new location platform, CellPoint Mobile Location System (MLS), capable of locating any subscriber in a GSM network. MLS is a network-based solution that works across multi-vendor GSM and UMTS infrastructures and does not require any network upgrades or overlays. MLS is the central software node in a location services system. It has open APIs and integrates location technologies with applications, services, mapping, content terminals and browsers.

    With CellPoint's MLS platform, mobile operators will be able to move transparently from GSM to UMTS. MLS provides seamless migration from second generation GSM networks to third generation ("3G") UMTS networks; this allows 3G operators to offer location services in an effective manner during the build-up phase of their networks, considerably enhancing the initial service offering for 3G operators.

    CellPoint had already developed and deployed commercial location technology using the Subscriber Identity Module (SIM) card on standard phones. MLS is the latest CellPoint development and does not require a specially programmed SIM card or WAP phone and is targeted at mass-market location services such as friend finding and information services.

    In March 2001, we announced our first installation of MLS with E-Plus, one of the leading mobile operators in Germany. E-Plus demonstrated new location services using MLS at the CeBIT technology exhibition in Germany in March 2001.

    RESOURCE MANAGER. Our Resource Manager is a valuable tool for fleet and personnel managers such as service and repair companies, sales organizations, courier and shipping agencies, coach companies, taxi services, car rental agencies, delivery firms, railroad companies, etc., that want to manage their mobile resources and assets more effectively. The communication and positioning system will help fleet owners to optimize routes and allocate resources. Customers of these organizations can also benefit from increased information being made available to them through the delivery of new location services, such as when to expect a delivery, installation or service repair person. While we believe that the potential cost savings for fleet owners and personnel managers using the CellPoint System are significant, we have not had extensive experience yet in the commercial use of these products.

    Our first commercial agreement was signed in April 1999 with Tele2, a GSM network operator in Sweden, for positioning services for GSM mobile phones. A similar system was delivered to France Telecom Mobiles and announced on July 13, 2000 where France Telecom Mobiles licensed CellPoint's location platform and one location services application, Resource Manager.

    On October 9, 2000, we announced a commercial agreement with EuroTel
Praha spol sro. of the Czech Republic for our MLS platform and applications. EuroTel, using CellPoint's latest location-based service technology, is able to offer its customers our Resource Manager service based on their current mobile phones and SIM cards.

    FINDER! Finder! is designed for and targeted to the mass consumer market. It allows users to maintain buddy lists and view the location of pre-defined, consenting individuals relative to their own location, send messages to these people or call them. We believe Finder! offers both entertainment value as well as practical value for consumer and business users.

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

    PERSONAL SECURITY. This service concept is based on mobile positioning technology and allows personalized user profiles in case of emergency or threat. In a distressed situation, the user may press predefined buttons on the mobile phone. The phone sets up a voice call to an alarm center and sends positioning information for the caller to the alarm center via CellPoint's location services platform. The caller's position is shown to the operator on a digital map. Each user makes an action plan when he or she subscribes to the service. The action plan can contain medical information about blood type or allergies, contact persons at work or home and other information such as hazardous cargo the person may be transporting. With this information at hand, the emergency operator has the caller's location and a much better chance to provide the distressed person with the appropriate assistance.

    STANDARDS

    All GSM phones support the CellPoint MLS technology today. As GSM standards open up for competition between system layers in location-based systems, a clear division between location platforms and location applications will develop over time. CellPoint provides systems in all layers--the positioning technology, the middleware and the location applications--and provides open interfaces for third party development. Operating entirely within GSM, Internet and WAP standards, CellPoint's location technology and services platform require no network add on or overlay and work in any GSM network regardless of infrastructure vendor or vendors, allowing for worldwide roaming capabilities.

    We contribute to the setting of standards through our membership and participation in the WAP Forum (we also hold the Secretary position for Location Services), ETSI (European Telecommunications Standards Institute, "ETSI") and the Location Interoperability Forum ("LIF") where we chair the Mobile Location Protocol/Application Programming Interface (MLP/API) definition group.

    The United States Federal Communications Commission (the "FCC") adopted a ruling in June 1996 (Docket No. 94-102) that mandates all cellular telephone carriers to provide location information on all 911 calls by October 2001; however no carriers were in compliance with the mandate as of October 1, 2001. We believe that other countries may mandate similar requirements in the future. Even without such additional regulations, we believe that many cellular carriers are interested in providing new value-added services incorporating cellular location such as the services available from CellPoint.

    SYSTEM COMPONENTS

    CellPoint is an end-to-end developer, supplier and enabler of mobile location software technology and platforms. CellPoint provides systems in all layers--the location technology, the middleware and the location applications. CellPoint's location technologies utilize standard GSM functionality that is already supported by all major GSM infrastructure suppliers today. The main components of the technology are the CellPoint Mobile Location System and the Mobile Location Broker. These third generation location platforms support our location technology, provides open interfaces aligned with third generation standards and is designed to support all or most location technologies expected to reach commercial success in the future. It is through the platforms that all operations and services run.

    The Mobile Location System provides a generic location and messaging platform that can be shared by several different applications, such as Finder!, iMate or Resource Manager. In order to support third party applications as well as trusted applications, CellPoint offers a middleware platform, Mobile Location Broker, which handles anonymity, end-user privacy management and geo-server support with centralized map rendering, routing, geo-coding and reverse geo-coding. This platform can be placed in a separate security zone to the MLS positioning platform, giving flexible support for operator security requirements. The application servers utilize the Mobile Location System through an Application Programmers Interface (APIs), which enables location of a mobile terminal using a uniform protocol that is independent of the type of location provider used. CellPoint also makes the API available to other application developers who can then deliver their location-based services through CellPoint's platform. There are a number of third party developers already doing this, which will provide us with even more applications which the GSM operators can offer their subscribers. A positioning server is attached to the Mobile Location System, as are the map servers, dedicated terminal servers and other databases.

    The CellPoint System utilizes:

    - A standard, unmodified GSM, GPRS or UMTS cellular network;

    - Proprietary server system, the CellPoint Mobile Location System, (server hardware and software) interacting with the GSM cellular network operator's system, placed at the operator's site, at CellPoint's premises or third party premises;

    - A standard GSM cellular phone, WAP phone other GSM mobile device;

    - Application software; and

    - The Internet.

    The server consists of a number of computers that manage the traffic between the GSM network and the application software. It is designed to handle large quantities of messages used in complex applications. The Mobile Location System manages the communication processes, including routing of messages, calculation of positions, database management and bi-directional message confirmation. Remote billing features are also integrated. The CellPoint Mobile Location System is a high-capacity platform that is fully scaleable and provides carrier-grade availability.

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

    BUSINESS STRATEGY AND COMMERCIAL APPLICATIONS

    Our business strategy is to provide mobile location software technology and platforms enabling location service applications in target markets around the world. We begin with installing the CellPoint location services platform with a GSM cellular network operator. The network operator, or a third party, will then market selected location services as value-added services offered to the end-users of the cellular network. We can potentially earn revenues through
(i) sale of functionality licenses to network operators for our platforms with a fixed price for the first capacity level and subsequent increases for additional capacity, (ii) percentage or fixed price participation in the revenue streams resulting from the new services offered by the network operator, (iii) usage revenues from service providers, based on transaction volumes or time frames,
(iv) sale of the CellPoint System to strategic partners where partners are licensed to operate the technology in a specified geographic area,
(v) maintenance and upgrade fees, (vi) consulting and professional services, and
(vii) programming interfaces.

    We are currently running pilot projects and technology evaluations with cellular network providers for mobile location services throughout Europe and other parts of the world. We cannot assure our stockholders that any of these pilot projects will result in the execution of definitive contracts for our products and services. We cannot rely on the anticipated revenue from these projects to meet our current growth and expense projections. There can be no assurance that the CellPoint System will achieve a significant degree of market share, and that such acceptance, if achieved, will be sustained for any significant period or that life cycles of that technology will be sufficient (or substitute products available) to permit us to recover start-up and other associated costs.

    We are also cooperating with numerous companies of all sizes in the areas of marketing and sales, distribution, application development, standards setting, systems integration and installation and support.

    COMPETITION

    The wireless industry continues to undergo rapid change, and competition is intense and is expected to increase. We are aware that other companies and businesses market, promote and develop technologies and products that could be competitive with or are functionally equivalent to those that we have. We expect that companies or businesses that may have developed or are developing such technologies and products, as well as other companies and businesses that have the expertise which could encourage them to develop and market competitive products and technologies, may attempt to develop technologies and products directly competitive with ours. Many of these competitors have greater financial and other resources than we have.

    Although we believe that the CellPoint System is unique, there can be no assurances that other companies will not introduce similar or more advanced technologies. The location services market can be divided into three parts,
(i) the location technology, (ii) the location platform and (iii) the applications. We are active in all three areas.

    TECHNOLOGY. There are two different types of positioning technologies: handset-based and network-based. Our technology was originally handset-based positioning technology, but we have also developed MLS which is a unique integrated network-based solution. Our positioning technologies are all software-based with no need for hardware overlays or add-ons to an operator's network.

    Network-based solutions can be divided into overlay systems and integrated solutions. Most competitors have pursued overlay systems. These systems are very costly and time-consuming to implement, since they require hardware changes and/or add-ons to the network. We are not aware of the implementation of a commercial overlay system to date. Most companies in the industry pursued network-based overlay system location technology solutions subsequent to a mandate by the FCC in the United States in 1996. The FCC mandate required that all mobile phones be positioned by October 2001, irrespective of the type or vintage of phone. This led companies to pursue network-based overlay location technologies. As of October 1, 2001, no US carriers were in compliance with the FCC's mandate.

    In September 2000, we announced a network-based solution to position any cellular phone in a GSM network, regardless of age of the phone or network infrastructure supplier. This new technology developed by us is called MLS and is an integrated software-only solution for network-based positioning and now extends our location service applications to all mobile GSM users.

    Handset-based technologies can require new model phones, programmed SIM cards or use of WAP phones to be positioned. Our positioning technology was originally developed out of the need to track stolen cars. The concept was to utilize information that was already in existence in a GSM network and have a "smart terminal' that could gather sufficient information from the network and allow a server system to calculate the location very quickly.

    In November 1998, we announced the capability to position normal cellular phones. The technology from the special terminals could now be utilized in normal mobile phones with a standard SIM card containing a program developed by CellPoint, which opened up a vast market for us for new location services. Location services for normal mobile phones are the focus of our developments and service offerings today.

    We believe that the technology and applications offered by CellPoint have distinct advantages over other systems currently being marketed by other companies. For instance, another handset-based solution is built on Global Positioning System (GPS), which uses satellites to determine an X,Y position. GPS requires free line of sight to a minimum of three satellites. We view GPS not as a competing technology but rather complementary to our offerings. GPS provides excellent location coordinates, but our engineers' research has shown that it is insufficient as a stand-alone solution for location services for mobile phones.

    A-GPS is a new technology is a relatively new system that improves the functionality and performance of GPS by integrating the classic GPS information with sophisticated geographic software and mobile/cellular network information. We believe network operators will implement A-GPS solutions over time as the technology becomes commercially available. A-GPS is a complementary positioning technology to today's enhanced Cell-identification technology and our MLS platform is designed to work with A-GPS when it is commercially available. In August 2001, we announced a strategic partnership with SiRF Technology, Inc., a leading developer of location technology based on GPS, to deliver a platform to GSM operators that provides highly accurate location information to mobile users in any environment.

    Network-assisted GPS enhances GPS availability but it is widely accepted that it will not be not sufficient for mass commercial location services because users demand location functionality 100% of the time. GPS-equipped mobile phones have started limited commercial availability in 2001, albeit as a very limited percentage of the total mobile device market and more of a niche offering. We support GPS and A-GPS today and we view A-GPS as an excellent complement to the CellPoint System. We believe that a roadmap that involves CellPoint's enhanced Cell-ID solution in the short-term, and then when A-GPS handsets are widely available, a combination of enhanced Cell-ID/A-GPS will be the ideal solution for mobile operators and end-users of location-based services.

    LOCATION SERVICES PLATFORM. We view ourselves primarily as enablers of location technology and services. Our location services platforms are the "middleware" in the total solution. MLS and MLB are fully GSM-compliant, thus work with all GSM networks, regardless of infrastructure supplier, and also work in multi-vendor infrastructure environments. We believe that there will be multiple positioning technologies available in the future and no single one will be most suitable in all cases. Consequently, our Location Services Platform will support all or most positioning technologies expected to reach commercial success. Middleware vendors, such as SignalSoft and Ericsson have begun to market location platform solutions. Many others are expected to come to market in the future, but we believe that our ability to offer an end-to-end solution to GSM operators will give us a significant time advantage in deploying our platform. We also intend to cooperate with these companies to increase the number of applications being offered to the operators.

    APPLICATIONS. Today, we are focusing on mobile location software technology and platforms. We have open APIs (Application Programmers Interface) available to partners that are developing location-based applications through our Location Developers' Zone. We expect that, in the next few years, hundreds of applications will be delivered via our platform, with the majority being developed by other companies using our APIs.

RESEARCH AND DEVELOPMENT

    In Fiscal 2001, we spent approximately $5,000,000 on development activity, of which approximately $790,000 has been capitalized. We spent approximately $2,431,000 on research and development activities in Fiscal 2000, of which none was capitalized. Our personnel have substantial experience in the areas of GSM and UMTS architecture, SS7 signaling, positioning technologies, WAP, Mobile Internet, Unix and Windows.

    Development projects are carried out in-line with the time-to-market process that span from pre-studies to first customer application and roll-out. The process provides activity and documentation guidelines, management decision points, configuration management, testing and release control. No product or application development is finalized without a commitment from at least one operator or customer.

EMPLOYEES

    At September 30, 2001, we had 130 full-time employees and 30 consultants in the location services area. Of the total 130 employees, 84, 25 and 21 were employed in Sweden, England and South Africa, respectively. None of our employees is represented by a labor union. We consider our relations with our employees to be very good.

TRADEMARKS AND PATENTS

    CellPoint is maintaining and building a patent portfolio within its defined target markets in order to maximize competitiveness and to avoid infringements on other parties' technical solutions. The existing portfolio consists of approved location technology patents and a number of filed location technology, middleware and application patents. Since 1997, the Company has applied for several patents for the CellPoint System; most of which are currently pending; three of which have been accepted. In addition, we have applied for more than 20 additional patents with respect to our technologies.

    We believe that the complexity involved in developing these technologies offers considerable protection against similar developments. Our technologies have been under development for more than five years and are continually being refined and improved.

DISCONTINUED OPERATIONS

UNWIRE AB AND TELEMATICS OPERATIONS IN CELLPOINT SOUTH AFRICA

    On February 29, 2000, we acquired all of the capital stock of Unwire AB. Unwire develops systems and equipment for GSM positioning and telematics. We paid the purchase price by issuing to the stockholders of Unwire an aggregate of 1,075,000 shares of Common Stock with a market value of approximately
$72.2 million. In the fourth quarter of Fiscal 2001, our Board of Directors determined that the investment required to operate the telematics business segment did not fit in with the Company's longer-term strategic goals. We intend to concentrate all of our efforts and resources in developing and promoting location-based services. We have been unable to identify a purchaser for Unwire.

    On October 9, 2001, the Company's subsidiary, Unwire, filed for bankruptcy in Sweden. As a result of the filing the Company has effectively ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company has effectively lost control of its management and decision making capabilities over Unwire operations.

    The Company anticipates that CellPoint Systems SA ("Systems SA"), its South African subsidiary will also file for bankruptcy. Systems SA operated a research and development facility for the Company. The telematics portion of Systems SA has already been included in the discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions will continue to be performed by the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the net receivable from Systems SA, have been accrued in the June 30, 2001 financial statements.

    The assets, liabilities and results of operations of Systems SA were immaterial to the financial statements of the Company for all periods presented.

    At September 30, 2001, there were 40 full-time employees in the business area of telematics, of which 25 were employees of Unwire and 15 were employees in CellPoint South Africa.

GENERAL INFORMATION

    The Company was organized on February 28, 1997, as Technor
International, Inc. pursuant to the provisions of the Corporation Law of the State of Nevada. The Company amended its charter to change its name to CellPoint Inc. on October 4, 1999. The Company maintains its executive offices at 3000 Hillswood Drive, Hillswood Business Park, Chertsey, Surrey, KT16 0RS, England, telephone + 44 1932 895 310. The Company's principal business address and telephone numbers in Sweden are Kronborgsgrand 7, 164 46 Kista, Sweden, telephone +46 (0)8 633 27 00, facsimile +46 (0)8 35 87 90. The Company maintains a website at www.cellpoint.com. Information contained on the Company's website is not a part of this Annual Report.

ITEM 2. DESCRIPTION OF PROPERTY

CONTINUING OPERATIONS

    We maintain our executive offices and headquarters for CellPoint Systems, consisting of 2,500 square feet of rented furnished office space, at 3000 Hillswood Drive, Hillswood Business Park in Chertsey, KT16 0RS Surrey, England. We pay the equivalent of $26,000 per month in rent for those facilities. We also occupy completely furnished facilities consisting of 10,720 square feet of leased office space located at Kronborgsgrand 7, 164 46 Kista, Sweden. We occupy those facilities on a lease basis and pays the equivalent of $17,000 per month in rent for those facilities. The facilities are leased until May 2003. The leased property is covered by a comprehensive insurance policy covering property, fire, theft, business interruption, general and liability, legal and litigation. We believe that the premises will be adequate through the remainder of the lease.

DISCONTINUED OPERATIONS

    CellPoint South Africa occupies 8,000 square feet of leased office space located at Ibhubezi House, Howick Close, Waterfall Park, Midrand, South Africa. The rent expense is equivalent to $5,700 per month for those facilities.

    Unwire AB in Sweden occupied 8,500 square feet of leased office space located at Solna Torg 13, 171 45 Solna, Sweden. Unwire occupied such space on a lease basis and paid the equivalent of $16,500 per month in rent for those facilities.

ITEM 3. LEGAL PROCEEDINGS

    In October 2000, two former stockholders of SGS Systems AB commenced an action in Sweden against Unwire. The complaint seeks damages in the amount of 16,000,000 Swedish Kronor (approximately $1,500,000) on the basis of a purported 1997 agreement between such stockholders and Unwire. As of February 29, 2000, Unwire became a wholly-owned subsidiary of the Company. Pursuant to the Stock Purchase Agreement between the Company and the former stockholders of Unwire, certain of the former stockholders of Unwire are obligated to indemnify the Company in full with respect to this claim. The Company and Unwire believe that the plaintiffs' claim is completely without merit and plan to defend against this claim vigorously.

    The Company received a claim by ArosMaizels AB for 5,700,000 Swedish Kronor (approximately $550,000) for financial services rendered to the Company in connection with the Unwire transaction and potential financings. This claim was submitted for arbitration, as a result of which, the Company is required to pay 4,500,000 Swedish Kronor (approximately $425,000) plus interest at 8% from
May 3, 2001. The Company previously recorded a reserve for this claim.

    The Company does not believe that these litigations (including defense costs) will have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock commenced trading on the NASDAQ Electronic Bulletin Board on January 7, 1998. The Company began trading on the Nasdaq National Market on July 12, 2000. The Company's fiscal year ends on June 30 of each year. The Company believes that there are approximately 2,000 beneficial owners of its Common Stock. Set forth below are the high and low closing prices for the Company's Common Stock for each fiscal quarter during fiscal year 2001 and fiscal year 2000:

                                                         COMMON STOCK
                                                          PRICES ($)
                                                      -------------------
FISCAL QUARTER                                          HIGH       LOW
--------------                                        --------   --------
1st Qtr 00..........................................   15.875      4.750
2nd Qtr 00..........................................   49.750     13.750
3rd Qtr 00..........................................   94.500     39.500
4th Qtr 00..........................................   54.125     17.000
1st Qtr 01..........................................   44.500     15.250
2nd Qtr 01..........................................   21.625      5.250
3rd Qtr 01..........................................   10.250      5.375
4th Qtr 01..........................................    8.010      2.800
1st Qtr 02..........................................    3.200       0.86

RECENT SALES OF UNREGISTERED SECURITIES

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

    On February 29, 2000, the Company acquired all of the capital stock of Unwire AB. The Company paid the purchase price by issuing to the stockholders of Unwire an aggregate of 1,075,000 shares of Common Stock with a market value of approximately $70,681,000. The Company registered 25% of the shares issued to the former stockholders of Unwire in a registration statement filed with the SEC on August 4, 2000. The Company registered the remaining shares in a registration statement filed with the SEC on December 27, 2000.

    On December 6, 2000, the Company and Castle Creek Technology Partners LLC ("Castle Creek") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), pursuant to which the Company sold to Castle Creek $10,000,000 of 6% Convertible Notes (the "Notes") and warrants (the "Warrants") to purchase 210,526 shares of the Company's Common Stock. The Notes were originally due September 30, 2002, and could have been prepaid prior to such date upon the satisfaction of certain conditions (including the issuance of additional warrants). The Notes were convertible at the rate of $25.00 per share on or before June 4, 2001; on or after June 5, 2001, the Notes were convertible into shares of the Company' s Common Stock at a rate equal to the lesser of
(i) $25.00 per share, and (ii) 90% of the average of the five lowest volume weighted average prices of the Company's Common Stock during the 20 consecutive trading days ending on the trading day immediately prior to the conversion date. The Warrants issued are exercisable at $11.40 per share. The conversion ratio of the Notes and the exercise price of the Warrants are also subject to anti-dilution adjustments. On December 29, 2000, the Company filed a registration statement under the Securities Act of 1933, as amended, including the shares into which the Notes may be converted and the shares underlying the Warrants that were issued.

    On July 25, 2001, the Company and Castle Creek entered into a Note Purchase, Modification and Forebearance Agreement, pursuant to which the Company has agreed to purchase the remaining $9.25 million principal amount in convertible notes currently held by Castle Creek. The Company agreed to pay $3.0 million to Castle Creek by September 24, 2001 and $4.955 million by October 23, 2001 (of which $1.0 million was paid as a non-refundable deposit on July 25, 2001), plus all accrued and unpaid interest from the original issuance date through October 23, 2001 or, if earlier, the date of the purchase. As part of the transaction, the Company issued to Castle Creek five-year warrants to purchase 500,000 shares of Common Stock, exercisable after one year, at an exercise price of $3.14 per share (subject to specified anti-dilution adjustment). The shares issuable upon exercise of such warrant are to be registered with the Securities and Exchange Commission.

    In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek agreed not to trade in the Company's stock effective
July 25, 2001 until the note repurchase is completed, in consideration of which Castle Creek was paid $1.0 million as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the Notes was changed to $4.00 with no floating conversion price if the Notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes. The Company granted Castle Creek a full release of all claims and has agreed not to disparage Castle Creek; Castle Creek has agreed not to disparage the Company.

    On September 26, 2001, CellPoint and Castle Creek entered into an amendment of the July 25, 2001 agreement (the "July Agreement") to repurchase the Notes currently held by Castle Creek and related maters. Pursuant to the amendment, CellPoint paid $2.25 million to Castle Creek on September 26, 2001 for principal and accrued interest. The remaining outstanding Notes will be subject to a fixed conversion price of $4.00, and are scheduled to be repurchased on October 1, 2002 for approximately $6.1 million plus accrued interest. The outstanding Notes are prepayable in part or in whole at any time. Castle Creek's agreement not to trade in the Company's securities was eliminated.

However, if the Company is in non-compliance of the above mentioned limitations on the terms of future debt and equity financing, they will be charged a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July Agreement, except as modified by the amendment of September 26, 2001, remains in effect.

    On September 25, 2001, the Company closed a private placement for $3.25 million, pursuant to which it will issue 3,250,000 shares of Common Stock plus 1,625,000 warrants to purchase shares of Common Stock at an exercise price of $2.25 per share, exercisable for two years. The units were sold to accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the sale of these units were used to repurchase a portion of the convertible notes held by Castle Creek.

    On September 25, 2001, the Company also completed an offering pursuant to Regulation S under the Securities Act, in which non-U.S. Persons (as such term is defined in Regulation S), purchased 1,568,144 shares of Common Stock and 784,071 warrants to purchase shares of Common Stock, exercisable at $2.36 per share for two years. The proceeds from the Regulation S offering aggregated $2,071,130, and will be used for working capital.

    On October 5, 2001, the Company completed a private placement of shares of Common Stock and warrants to purchase Common Stock for $1,300,000. Such offering was made to accredited investors pursuant to Regulation 506 under the Securities Act. In connection with such offering, the Company will issue 1,238,096 shares of Common Stock, and 619,048 warrants to purchase shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months and the other half of which are exercisable at $5.00 per share for twenty-four months.

    The Company has agreed to file with the Securities and Exchange Commission prior to October 31, 2001 a registration statement covering all shares of Common Stock issued and issuable upon exercise of the warrants described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

BUSINESS STRATEGY

CONTINUING OPERATIONS

    We, and our subsidiaries, promote, market, develop, offer, sell, support and distribute digital cellular or GSM (Global System for Mobile Communications, "GSM") technologies and platforms for mobile phone location services. We are primarily an enabler of location technology and services for mobile phones and other mobile devices. Location services for mobile phones are made possible by combining location technology, a location services platform (similar to an operating system) and applications to deliver various location services.

    CellPoint Systems is an end-to-end provider of location services. Our location technology enables users to determine the position of a cellular telephone or object in unmodified GSM cellular networks. The primary location service applications include resource management of mobile workforce assets, friend-finding relative to one's own location, personal security services and fleet management and vehicle tracking for security, including positioning and tracking for recovery in the event of theft. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information services can include location-sensitive traffic reports, weather, and concierge information services such as the location of the nearest hotel, restaurant or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing.

DISCONTINUED OPERATIONS

    Unwire AB and the telematics operations in CellPoint South Africa constitute the telematics operations in the CellPoint group, focusing on the worldwide marketing, support, development, distribution and sales of our technologies and products for telematics. The Company's Board of Directors has determined that the investments required to operate Unwire does not fit in with the Company's longer-term strategic goals. We intend to concentrate all of our effects and resources in developing location technology and platforms and promoting location based services. On July 25, 2001, CellPoint announced plans to sell the Unwire subsidiary. We have been unable to identify a purchaser for Unwire. On
October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden.

    The decision made in the fourth quarter of Fiscal 2001 to focus on the location services business and put Unwire up for sale, and the subsequent filing by Unwire for bankruptcy protection on October 8, 2001, requires that the Company disclose the results of the telematics operations as "discontinued operations" according to U.S. Generally Accepted Accounting Principles (US GAAP) requirements. Accordingly, the results of the telematics business area have been segregated from the results of the Company's ongoing business of location services. The historical financial statements have also been restated to conform to this required presentation. Unwire remains a wholly-owned subsidiary of CellPoint Inc. at June 30, 2001. However, Unwire's financial results are reported under Discontinued Operations in the Consolidated Statements of Operations and its financial position is presented in the Consolidated Balance Sheets under Net Assets/Liabilities of Discontinued Operations.

RESULTS OF CONTINUING OPERATIONS

    The results of continuing operations are reported herein for the Company's location services business. The Company's telematics division is reported as "discontinued operations".

    REVENUES. For the year ended June 30, 2001 ("Fiscal 2001"), the Company's gross revenues from continuing operations increased five-fold to $4,111,804, as compared to revenues from continuing operations of $839,003 for the fiscal year ended June 30, 2000 ("Fiscal 2000"). Virtually all of the Company's revenues came from the European market.

    COST OF REVENUES. Costs incurred by the Company in producing revenues are mainly the costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. Costs incurred by the Company in producing revenues were relatively flat in Fiscal 2001 and Fiscal 2000, $587,281 in Fiscal 2001 as compared to $506,254 in Fiscal 2000. The Company does expect the Company's role in supplying hardware in relation to its sale of software and applications to decrease, and accordingly, the costs of producing revenue as a percentage of revenue are expected to decrease. Research and development expenses are recorded separately.

    GROSS PROFIT. For Fiscal 2001, the Company recorded a gross profit of $3,524,523 as compared to $332,749 gross profit in Fiscal 2000. This increase in gross profit is attributable to the significant increase in revenues in Fiscal 2001, while the costs of producing such revenues remained relatively flat.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $6,376,609, from $1,889,124 in Fiscal 2000 to $8,265,733 in Fiscal 2001. The increase in selling, general and administrative expenses in the Company's continuing operations was substantial as the Company continued to build its infrastructure at both the corporate and operational levels. The primary components of increased expenses in Fiscal 2001 were an increase in personnel costs due to an increase in the number of employees, an increase in marketing expenses and establishment and maintenance of operations and offices in the United Kingdom. Management expects selling, general and administrative expenses to decrease in the near future as the Company is implementing cost-saving measures and structural changes.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased by $2,570,436 from $2,431,275 in Fiscal 2000 to $4,211,711 in Fiscal 2001. The increase in research and development expenses in the Company's continuing operations was substantial and was due to the development of the new generation of software platforms for location-based services.

    PROFESSIONAL FEES. Professional fees decreased minimally from $1,526,806 in Fiscal 2000 to $1,374,892 in Fiscal 2001. Professional fees in Fiscal 2001 primarily related to costs incurred in connection with regulatory compliance. Management expects to continue to incur significant professional fees while in its expansion phase.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $2,612,230 in Fiscal 2000 to $3,931,215 in Fiscal 2001. Depreciation and amortization is primarily related to purchased technology. The Company plans to discontinue amortizing intangible assets in accordance with recent United States GAAP pronouncements.

    FINANCIAL ITEMS. Financial items resulted in an expense of $1,900,052 in Fiscal 2001 compared to a net expense of $37,931 in Fiscal 2000. Interest expense was $1,563,541 in Fiscal 2001, compared to $183,739 in Fiscal 2000. The increase in interest expense was attributable to the $10,000,000 of convertible notes issued in December 2000 and the amortization of the debt discount recorded in relation to those notes. In Fiscal 2001, the Company had realized and unrealized exchange gains aggregating $177,529 whereas in Fiscal 2000, the Company had net realized exchange gains of $2,016. These items result primarily from exchange rate fluctuations in the currencies of the United States, Sweden and South Africa.

    LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for Fiscal 2001 was ($16,501,365) versus ($8,164,617) in Fiscal 2000. The loss from continuing operations was larger in Fiscal 2001 because the Company greatly expanded its infrastructure, increased the number of its full-time employees and increased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products. The Company believes that as a result of the economic downturn in the second half of last year, generally, and in the telecom sector, anticipated orders from network operators may have been delayed.

    LOSS FROM DISCONTINUED OPERATIONS. On July 25, 2001, the Company announced its intention to sell its telematics division. On October 9, 2001, the Unwire filed for bankruptcy protection under the laws of Sweden. Under United States generally accepted accounting principles, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for both Fiscal 2001 and Fiscal 2000. A write off of intangible assets within Unwire resulted in a loss of $52,258,545 attributed to the disposal of "discontinued operations". The intangible assets were valued initially based on the Company's stock price when Unwire was acquired in February 2000 for 1,075,000 shares and no cash. The majority of the loss on disposal of the "discontinued operations" results from a write-down of these intangibles to their expected net realizable value. The loss from "discontinued operations" of $10,876,197 represents the operating losses of the telematics division for the fiscal year through the date of the Board approval for the sale of Unwire. This amount includes depreciation and amortization of $8,067,016.

    NET LOSS AND LOSS PER SHARE. Net loss was ($79,636,107) for Fiscal 2001, a majority of which was attributable to the loss on disposal of and loss from discontinued operations of ($52,258,545) and ($10,876,197), respectively. Loss per share from continuing operations was ($1.57), loss per share from discontinued operations was ($5.99) and net loss per share was ($7.56), based on weighted average shares outstanding of 10,532,913, while the Fiscal 2000 loss per share from continuing operations was ($0.93), loss per share from discontinued operations was ($0.42) and the net loss per share was ($1.35)based upon a weighted average of 8,743,630 shares outstanding. The net loss for Fiscal 2000 was ($11,831,260) including the loss from discontinued operations of ($3,666,643).

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At June 30, 2001, the Company had $4,993,093 in current assets. Cash and cash equivalents amounted to $687,151. Current liabilities were $7,401,872 at June 30, 2001. At June 30, 2000, the Company had $7,781,060 in
current assets, of which $6,624,392 consisted of cash and cash equivalents. Working capital at the end of Fiscal 2001 was ($2,408,779), as compared to $5,304,840 at the end of Fiscal 2000. The decrease in working capital is attributable to the Company's expenses in connection with the implementation of its contracts, the development of the new generation of software platforms for location-based services and marketing to obtain new commercial contracts.

    CASH FLOW FROM OPERATIONS. For Fiscal 2001, the Company used net cash in operating activities from continuing operations of $11,246,240, as compared to $4,557,303 for Fiscal 2000. Net cash used in operating activities from discontinued operations as $3,044,374 in Fiscal 2001, as compared to $1,703,016 in Fiscal 2000. The significant increase in Fiscal 2001 was largely attributable to the Company's net loss ($79,636,107) for Fiscal 2001 compared to ($11,831,260) for Fiscal 2000).

    On July 25, 2001, CellPoint announced the planned sale of Unwire. CellPoint will streamline the Company's focus and significantly reduce costs by selling Unwire which is a recognized innovator in the field of wireless machine-to-machine (M2M) communication. Selling Unwire will also lower the Company's burn-rate significantly and get it to cash flow positive most quickly. We were unable to identify a purchaser for Unwire. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden.

    CASH FLOW FROM INVESTING ACTIVITIES. For Fiscal 2001, the Company had a net cash outflow from investing activities from continuing operations of $1,626,495 versus a net cash outflow of $595,160 in Fiscal 2000. In Fiscal 2001, the Company purchased fixed assets of $1,784,274. The Company does not currently have any commitments for capital expenditures during the next fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

    CASH FLOW FROM FINANCING ACTIVITIES. For Fiscal 2001, the Company had a net cash inflow from financing activities from continuing operations of $10,150,323 versus a net cash inflow from continuing operations of $12,850,000 in Fiscal 2000. The Company received $10,000,000 from a private placement of its convertible notes in December 2000. The Company received net proceeds of $9,000,000 from a private placement of shares and warrants and $4,000,000 from a bank loan in Fiscal 2000.

    The Company may require additional capital during its fiscal year ending June 30, 2002 to implement its business strategies, including cash for
(i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

SUMMARY OF DEVELOPMENTS SUBSEQUENT TO JUNE 30, 2001

    FRAME AGREEMENT WITH KPN MOBILE N.V. On July 3, 2001, CellPoint announced the frame agreement for a group license of CellPoint's Mobile Location System
(MLS) for operators within the KPN-Group. The contract covers the German operator E-Plus Mobilfunk GmbH & Co. KG and has an option for all operators in the KPN Mobile N.V. group.

    CASTLE CREEK NOTES RESTRUCTURING. On July 25, 2001, the Company and Castle Creek entered into a Note Purchase, Modification and Forebearance Agreement, pursuant to which the Company has agreed to purchase the remaining
$9.25 million principal amount in convertible notes currently held by Castle Creek. The Company is obligated to pay $3.0 million to Castle Creek by September 24, 2001 and $4.955 million by October 23, 2001 (of which
$1.0 million was paid as a non-refundable deposit on July 25, 2001), plus all accrued and unpaid interest from the original issuance date through October 23, 2001 or, if earlier, the date of the purchase. As part of the transaction, the Company has issued to Castle Creek five-year warrants to purchase 500,000 shares of Common Stock, exercisable after one year, at an exercise price of $3.14 per share (subject to specified anti-dilution adjustment). The shares issuable upon exercise of such warrant are to be registered with the Securities and Exchange Commission.

    In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek agreed not to trade in the Company's stock effective
July 25, 2001 until the note repurchase is completed. The fixed conversion price of the Notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes. The Company granted Castle Creek a full release of all claims and agreed not to disparage Castle Creek; Castle Creek has agreed not to disparage the Company.

    On September 26, 2001, CellPoint and Castle Creek entered into an amendment of the July Agreement to repurchase the convertible notes currently held by Castle Creek and related maters. Pursuant to the amendment, CellPoint paid
$2.25 million to Castle Creek on September 26, 2001 for principal and accrued interest. The remaining outstanding convertible notes will be subject to a fixed conversion price of $4.00, and are scheduled to be repurchased on October 1, 2002 for approximately $6.1 million plus accrued interest (and, in the amount of a material breach by the Company, such prices will be then subject to specified adjustments by a reset of the fixed conversion price and by the payment of an additional repurchase amount). The outstanding notes are prepayable in part or in whole at any time. The July Agreement, except as modified by the amendment, remains in effect.

    ADDITIONAL FINANCINGS. On September 25, 2001, the Company closed a private placement for $3.25 million, pursuant to which it issued 3,250,000 shares of Common Stock plus 1,625,000 warrants to purchase shares of Common Stock at an exercise price of $2.25 per share, exercisable for two years. The units were sold to accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the sale of these units were used to repurchase a portion of the convertible notes held by Castle Creek.

    On September 25, 2001, the Company also completed an offering pursuant to Regulation S under the Securities Act, in which non-U.S. Persons (as such term is defined in Regulation S), purchased 1,568,144 shares of Common Stock and 784,071 warrants to purchase shares of Common Stock, exercisable at $2.36 per share for two years. The proceeds from the Regulation S offering aggregated $2,071,130, and will be used for working capital.

    On October 5, 2001, the Company completed a private placement of shares of Common Stock and warrants to purchase Common Stock for $1,300,000. Such offering was made to accredited investors pursuant to Regulation 506 under the Securities Act. In connection with such offering, the Company issued 1,238,096 shares of Common Stock, and 619,048 warrants to purchase shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months and the other half of which are exercisable at $5.00 per share for twenty-four months.

    The Company has agreed to file with the Securities and Exchange Commission prior to October 31, 2001 a registration statement covering all shares of Common Stock issued and issuable upon exercise of the warrants described above.

    STOCKHOLDERS' EQUITY. Total stockholders' equity at June 30, 2001 was $4,026,846 including an accumulated deficit of ($95,273,710). The accumulated deficit for Fiscal 2001 includes ($63,134,742) attributable to a loss from discontinued operations, recorded in accordance with United States generally accepted accounting principles, associated with the Company's announced intention to sell Unwire. The Company's stockholders' equity was $80,100,076 at June 30, 2000, including an accumulated deficit of ($15,637,603).

    Subsequent to the end of Fiscal 2001, the Company completed $6.62 million in private placements, pursuant to which will issue 6,056,240 shares of Common Stock and 3,028,119 warrants to purchase Common Stock. The Company used
$3.25 million to repurchase a portion of the Castle Creek Notes. In addition, the Company was able to extend the maturity of $4,000,000 in existing indebtedness from February 2002 until October 2002. The PRO FORMA effect on stockholders' equity of the foregoing financing activities as if they had occurred as of June 30, 2001 is as follows:

STOCKHOLDERS' EQUITY AT JUNE 30, 2001 (UNAUDITED)
-------------------------------------------------
As reported.................................................  $ 4,026,846
Additional financing........................................    6,621,130
                                                              -----------
Pro-forma Stockholders' equity at June 30, 2001.............  $10,647,976
                                                              ===========

    (R)  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB No. 133" defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In addition, FASB statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000, and amended the accounting and reporting standards of certain derivative and hedging activities. The Company does not engage in transactions involving derivative instruments, and therefore the initial adoption of this pronouncement did not have any effect on the financial statements.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which became effective in the fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a material impact on the financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 was effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS No. 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

    SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early adoption is permitted in the first quarter of fiscal years beginning after December 15, 2000. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
  SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statement contained in this Report contain "forward looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. These are statements that do not relate strictly to historical or current facts. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors are set forth below. All forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below:

    - Our limited operating history makes evaluation of our business and prospects difficult;

    - Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the market for location services;

    - Our sales cycles are long and our revenue is unpredictable;

    - Our ability to secure additional financing on acceptable terms, as and when necessary;

    - Our ability improve our technology to keep up with customer demand for new services;

    - The development cycle for new products may be significantly longer than expected, resulting in higher than anticipated development costs;

    - The ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining adequate performance, which could place a strain on managerial and operational resources;

    - Our ability to expand customer service, billing and other related support systems;

    - Our ability to retain the services of our key management and to attract new members of our management team;

    - Our ability to effect and retain appropriate patent, copyright and trademark protection of our products;

    - Despite the implementation of security measures, our computer networks and web sites may be vulnerable to unauthorized access, computer viruses and other disruptive problems, and any such occurrence could result in the expenditure of additional resources necessary to protect our assets;

    - Increased competition in the field of location services;

    - Our ability to sell our telematics division on acceptable terms;

    - Our ability to retire the outstanding convertible notes held by Castle Creek Technology Partners, LLC, pursuant to the terms of the Note Purchase, Modification and Forebearance Agreement, dated as of July 25, 2001, as amended as of September 26, 2001.

    - Our ability to continue to meet the listing requirements of the Nasdaq National Market.

ITEM 7. FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal year ended June 30, 2001 are attached to this Annual Report commencing at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following table sets forth the directors and executive officers of the
Company:

Stephen Childs.......................  Director

Lynn Duplessis.......................  Director, Executive Vice President
                                       and Secretary

Peter Henricsson.....................  Director, President, Chief Executive
                                       Officer and Chairman of the Board

Mats Jonnerhag.......................  Director

Bengt Nordstrom......................  Director

Lars Persson.........................  Director; President of CellPoint
                                       Europe Ltd.

Lars Wadell..........................  Chief Financial Officer

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

    LYNN DUPLESSIS, 41, has been Executive Vice President and Secretary, and director of the Company since its formation. She has 20 years of experience in the technology field. Ms. Duplessis has been employed by Minerva Technology Inc, Vancouver, British Columbia, (1996), director of industry solutions with The Capstan Group, Vancouver, British Columbia, (1992-1993), and was employed in marketing, management and systems engineering by IBM Canada Ltd., Vancouver, British Columbia and Toronto, Ontario, Canada (1981-1992). Ms. Duplessis is married to Peter Henricsson, a director and the President of the Company.

    PETER HENRICSSON, 49, has been Chairman and President, Chief Executive Officer, and director of the Company since its formation. He has over 20 years of experience in executive management, international marketing, venture capital, consulting and financing, with both multinational corporations and emerging companies. Mr. Henricsson has been President of Iform Sverige AB of Sweden, (1996-1997), owner of HIM Inc. (Henricsson International Marketing), Vancouver, British Columbia, (1991-1996), senior vice president with Allied Environmental, Vancouver, British Columbia, (1986-1991), and manager at Atlas Copco MCT AB, Stockholm, Sweden, Hong Kong and Indonesia (1980-1986). Mr. Henricsson is married to Lynn Duplessis, a director and Secretary and Treasurer of the Company.

    MATS JONNERHAG, 47, has been a director of the Company since 1998.
Mr. Jonnerhag is the founder and majority owner of Borsinsikt AB. He founded Borsinsikt in 1982 and has more than 20 years of experience with the Swedish stock market. Borsinsikt publishes a weekly stock market newsletter. Subsidiary operations include Borsinsikt Broker, which is a brokerage company, and Borsinsikt BorsData AB, which markets analysis software developed in-house and other research products.

    BENGT NORDSTROM, 44, has been a director of the Company since 1998. He was the Chief Technology Officer and Executive Director of SmarTone
Telecommunications Ltd., a cellular network operator in Hong Kong, until January 1999. He is now the President and Senior Partner of Northstream AB of

Sweden, a GSM consulting company specializing in data over GSM. Mr. Nordstrom has been a member of the Executive Committee of the GSM MoU association which represents the interests of more than 400 GSM and satellite network operators around the world. He was with SmarTone from 1993 to 1998, and was previously with Comviq GSM AB from 1989 to 1993 and with Ericsson Telecom AB from 1983 to 1989.

    LARS PERSSON, 44, has been a director of the Company and President of CellPoint Europe, Ltd. since July 2000. He was President of Telia Mobile International and Executive Vice President of Telia, a leading mobile operator in the Nordic countries, from 1997-2000. He was the Managing Director for France Telecom in the Nordic countries from 1992-1997. From 1986-1992, he was the Managing Director of GPI Sweden, a wholly-owned subsidiary of the Norwegian public company GPI A/S. Prior to that he held other senior management positions in telecommunications and technology companies dating back to 1980.

    LARS WADELL, 42, has been the Chief Financial Officer of the Company since October, 2000. Prior to that, he was Vice President, International Business Management of Telia Mobile International, a leading mobile operator in the Nordic countries. From 1997 until 2000, he was Finance Manager at Merkantildata Kommunikation (previously Upnet), a subsidiary of Merkatildata ASA. From 1993 through 1997, Mr. Wadell was Division Controller at WMI Sellbergs, a subsidiary of Waste Management, Inc. Prior to that, he held financial management positions in Reuters Nordic Countries and Atlas Copco.

    Each of the Company's directors was elected by the stockholders at the stockholders meeting, held in December 2000. Each director shall serve until the next annual meeting of the stockholders at which time he or his successor shall be elected and duly qualified.

COMMITTEES AND MEETINGS

    The Board of Directors has a standing Audit Committee. The Audit Committee reviews the proposed scope of audit and non-audit services and the fees proposed to be charged for such services, reviews the reports and receives comments and recommendations from the Company's internal audit function and the Company's independent auditors following completion of the annual audit, and reviews with such auditors and management the Company's accounting policies and the adequacy of the Company's internal accounting controls. The Audit Committee also deals with special matters relating to the Company's accounting practices and financial statements brought to its attention by the Company's internal auditors, management or the Company's independent auditors. The Audit Committee is comprised of Messrs. Jonnerhag and Childs and Ms. Duplessis.

    The Board of Directors held five meetings during the Company's fiscal year ended June 30, 2001. Otherwise, the Board of Directors acted by unanimous written consent.

COMPENSATION OF DIRECTORS

    The directors of the Company do not receive salaries for being directors but do have options in the Company. Messrs. Henricsson and Persson and Ms. Duplessis are compensated for their services to the Company or its subsidiaries in their capacities as respective officers of the Company or its subsidiaries, and not as directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. One of the Company's directors and officers

(Mr. Jonnerhag) inadvertently filed his Statement of Changes of Beneficial Ownership of Securities on Form 4 more than ten days after the required filing date pursuant to the reporting requirements of the Securities Exchange Act of 1934. One stockholder beneficially owning more than ten percent of the Company's Common Stock (Novel Electronics and Technology Ltd.) inadvertently filed its Statement of Changes of Beneficial Ownership of Securities on Form 4 more than ten days after the required filing date pursuant to the reporting requirements of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

    The following table shows compensation for services rendered to the Company during the fiscal years ended June 30, 2001, 2000 and 1999, respectively, by the Chief Executive Officer. the Executive Vice President and the Chief Financial Officer of the Company, and of the President of CellPoint Europe, Ltd., a principal subsidiary of the Company. Each executive officer serves under the authority of the Board of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                               -------------------------------------   ------------------------------------
                                                                                  AWARDS            PAYOUTS
                                                                          -----------------------   --------
                                                                                       SECURITIES
                                                              OTHER       RESTRICTED   UNDERLYING
                                                             ANNUAL         STOCK       OPTIONS/      LTIP      ALL OTHER
NAME AND                  FISCAL     SALARY     BONUS     COMPENSATION     AWARD(S)       SARS      PAYOUTS    COMPENSATION
PRINCIPAL POSITION         YEAR       ($)        ($)           ($)           ($)          (#)         ($)          ($)
-----------------------  --------   --------   --------   -------------   ----------   ----------   --------   ------------
Peter Henricsson,......    2001     $200,000      --         $20,000(1)        --             --       --              --
President & CEO            2000     $140,000      --         $ 6,500(1)        --             --       --              --
                           1999     $ 71,000      --              --           --             --       --              --

Lynn Duplessis,........    2001     $168,000      --         $20,000(2)
Executive Vice             2000     $125,000      --         $ 6,500(2)        --             --       --              --
  President
and Secretary              1999     $ 60,000      --              --           --             --       --              --

Lars Persson...........    2001     $294,000      --         $98,000(3)        --             --       --              --
President, CellPoint       2000           --      --              --           --       90,000/0       --              --
  Europe Ltd.

Lars Wadell............    2001     $140,000      --              --           --       40,000/0       --              --
Chief Financial Officer

------------------------

(1) Represents housing allowance paid on behalf of Mr. Henricsson. Mr. Henricsson and Ms. Duplessis are husband and wife.

(2) Represents housing allowance paid on behalf of Ms. Duplessis.
    Mr. Henricsson and Ms. Duplessis are husband and wife.

(3) Represents housing allowance of $50,000, car allowance of $18,000, and tuition reimbursement of $31,000.

    The Company has employment agreements with its executive officers: Peter Henricsson, Lynn Duplessis, Lars Persson and Lars Wadell.

    The Company has an agreement with Mr. Henricsson pursuant to which Mr. Henricsson now receives a base salary of 132,000 Pounds Sterling per year. Such employment agreement is for a term of two years, subject to automatic renewals and certain rights of termination as specified therein. Mr. Henricsson is entitled to one year's severance if his employment is terminated in certain circumstances. In addition, if Mr. Henricsson's employment is terminated within 12 months following a

"change of control", Mr. Henricsson shall be entitled to receive his base salary for one year following such termination, and all then non-exercisable options shall become vested.

    The Company has an agreement with Ms. Duplessis pursuant to which Ms. Duplessis receives a base salary of 120,000 Pounds Sterling per year. Such employment agreement is for a term of three years, subject to automatic renewals and certain rights of termination as specified therein. Ms. Duplessis is entitled to one year's severance if her employment is terminated in certain circumstances. In addition, if Ms. Duplessis' employment is terminated within 12 months following a "change of control", Ms. Duplessis shall be entitled to receive her base salary for one year following such termination, and all then non-exercisable options shall become vested.

    The Company has an agreement with Mr. Persson pursuant to which Mr. Persson receives a base salary of 150,000 Pounds Sterling per year. Such agreement shall continue until the agreement is terminated as specified therein. Mr. Persson is entitled to one year's severance if his employment is terminated in certain circumstances.

    The Company has an employment agreement with Lars Wadell, the Company's Chief Financial Officer, pursuant to which Mr. Wadell receives a base salary of 96,000 Pounds Sterling per year.

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

                       OPTION GRANTS IN LAST FISCAL YEAR

    The Company granted the following options to executive officers during Fiscal 2001:

                                               INDIVIDUAL GRANTS
                          ------------------------------------------------------------
                                              PERCENT OF
                             NUMBER OF          TOTAL
                             SECURITIES      OPTIONS/SARS   EXERCISE
                             UNDERLYING       GRANTED TO    OR BASE
                            OPTIONS/SARS     EMPLOYEES IN    PRICE
NAME                      GRANTED(#)(1)(2)   FISCAL YEAR     ($/SH)    EXPIRATION DATE
------------------------  ----------------   ------------   --------   ---------------
Lars Wadell.............      40,000/0           16.3%      $14.625     November 2010

------------------------

(1) The Company did not grant any SARs during Fiscal 2001.

(2) The options granted vest in installments over eighteen to twenty-eight months. The options fully vest in the event of a change in control of the Company.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

    The following table sets forth as to each person named in the Summary Compensation Table the specified information with respect to option exercises during Fiscal 2001 and the status of their options at the end of Fiscal 2001.

                                                                                          VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED             IN-THE-MONEY(4)
                              NUMBER OF                   OPTIONS/SARS AT FISCAL            OPTIONS/SARS AT
                               SHARES        VALUE               YEAR-END                FISCAL YEAR-END ($)(5)
                              ACQUIRED     REALIZED    ----------------------------   ----------------------------
NAME                         ON EXERCISE    ($)(1)     EXERCISABLE   NONEXERCISABLE   EXERCISABLE   NONEXERCISABLE
----                         -----------   ---------   -----------   --------------   -----------   --------------
Peter Henricsson...........          --          --      75,000(2)           --         $3,750               --
Lynn Duplessis.............          --          --      75,000(3)           --         $3,750               --
Lars Persson...............          --          --      30,000          60,000             --               --
Lars Wadell................          --          --          --          40,000             --               --

------------------------

(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may become payable in respect of the sale of any such shares.

(2) Excludes options to acquire 75,000 shares owned by Lynn Duplessis, Mr. Henricsson's wife.

(3) Excludes options to acquire 75,000 shares owned by Peter Henricsson, Ms. Duplessis' husband.

(4) "In-the-money" options are options whose exercise price was less than the market price of Common Stock at June 30, 2001.

(5) Based on a stock price of $2.80 per share, which was the closing price of a share of Common Stock reported on the Nasdaq National Market on June 29, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's capital structure consists of 22,000,000 authorized shares of Common Stock, of which 17,069,622 shares were issued and outstanding as of October 12, 2001 (after giving effect to the issuance of shares pursuant to private placements in the first quarter of fiscal 2002), and 3,000,000 shares of Preferred Stock, none of which is outstanding. Each share of Common Stock is entitled to one vote.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 12, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. Unless otherwise noted below, each such person had sole voting and investment power over such shares.

                                                               SHARES OF COMMON    PERCENT OF COMMON
NAME AND ADDRESS OF BENEFICIAL                                STOCK BENEFICIALLY   STOCK BENEFICIALLY
OWNERS AND DIRECTORS AND OFFICERS                                   OWNED                OWNED
------------------------------------------------------------  ------------------   ------------------
5% BENEFICIAL OWNERS
Novel Electronics Systems & Technologies....................       2,315,400              13.6%
5 Duke of Edinburgh Ave
Port Louis, Mauritius
DIRECTORS AND EXECUTIVE OFFICERS:
Stephen Childs..............................................          19,500(a)              *
4800 Abbey Road
Placerville, California 95667
United States
Lynn Duplessis (together with Peter Henricsson).............       2,150,000(b)           12.5%
3000 Hillswood Drive
Hillswood Business Park
Chertsey, Surrey KT16 0RS
England
Peter Henricsson (together with Lynn Duplessis).............       2,150,000(c)           12.5%
3000 Hillswood Drive
Hillswood Business Park
Chertsey, Surrey KT16 0RS
England
Mats Jonnerhag..............................................          26,023(d)              *
Borsinsikt AB
Box 6044
S-192 06 Sollentuna
Sweden
Bengt Nordstrom.............................................          35,000(e)              *
Northstream AB
Sjoangsvagen 7
S-19172 Sollentuna
Sweden
Lars Persson................................................          30,000(f)              *
126 A Old Working Road
Pyrford
Surrey GU 22 8PB
England
Lars Wadell.................................................          14,000(g)              *
Artillergatan 50
5 Tr, SE-114 54 Stockholm
Sweden
Officers and Directors as a Group                                  2,274,523              13.1%
(7 persons).................................................

--------------------------
*   Less than 1%

(a) Mr. Childs holds options to acquire 40,000 shares, of which 19,500 are currently exercisable.

(b) Includes (1) 500,000 shares accrued by Lynn Duplessis, (1) 1,500,000 shares beneficially owned by Peter Henricsson, Ms. Duplessis' husband, (3) options to acquire 75,000 shares issued to Ms. Duplessis, and (4) options to acquire 75,000 shares issued to Mr. Henricsson.

(c) Includes (1) 1,500,000 shares accrued by Peter Henricsson, (2) 500,000 shares beneficially owned by Lynn Duplessis, Mr. Henricsson's wife,
    (3) options to acquire 75,000 shares issued to Mr. Henricsson and
    (4) options to acquire 75,000 shares issued to Ms. Duplessis.

(d) Includes (1) 1,550 shares held by Borsinsikt AB, of which Mr. Jonnerhag is a 66% stockholder (owning 1,023 shares), and (2) options to acquire 25,000 shares, all of which are exercisable.

(e) Mr. Nordstrom holds options to acquire 35,000 shares, all of which are currently exercisable.

(f) Mr. Persson holds options to acquire 90,000 shares, of which 30,000 are currently exercisable.

(g) Mr. Wadell holds options to acquire 40,000 shares, of which 14,000 are currently exercisable.

    For the purpose of the foregoing table, each of the directors and executive officers is deemed to be the beneficial owner of shares that may be acquired by him or her within 60 days through the exercise of options, if any, and such shares are deemed to be outstanding for the purpose of computing the percentage of the Company's Common Stock beneficially owned by him or her and by the directors and executive officers as a group. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of the Company's Common Stock beneficially owned by any other person.

    The foregoing table does not include shares issuable upon conversion of notes and exercise of warrants currently held by Castle Creek. On July 25, 2001, the Company and Castle Creek entered into a Note Purchase, Modification and Forebearance Agreement, pursuant to which the Company has agreed to purchase the remaining $9.25 million principal amount in convertible notes currently held by Castle Creek. The Company is obligated to pay $3.0 million to Castle Creek by September 24, 2001 and $4.955 million by October 23, 2001 (of which
$1.0 million was paid as a non-refundable deposit on July 25, 2001), plus all accrued and unpaid interest from the original issuance date through October 23, 2001 or, if earlier, the date of the purchase. As part of the transaction, the Company has issued to Castle Creek five-year warrants to purchase 500,000 shares of Common Stock, exercisable after one year, at an exercise price of $3.14 per share (subject to specified anti-dilution adjustment). The shares issuable upon exercise of such warrant are to be registered with the Securities and Exchange Commission. In addition, the Company has granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek has agreed not to trade in the Company's stock effective July 25, 2001 until the note repurchase is completed, in consideration of which Castle Creek was paid $1.0 million as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the notes. The Company has granted Castle Creek a full release of all claims and has agreed not to disparage Castle Creek; Castle Creek has agreed not to disparage the Company. In addition, Castle Creek holds warrants to purchase 210,526 shares of Common Stock, which are currently exercisable at an exercise price of $11.40 per share (subject to antidilution adjustments).

    On September 26, 2001, CellPoint and Castle Creek entered into an amendment of the July Agreement to repurchase the convertible notes currently held by Castle Creek and related maters. Pursuant to the amendment, CellPoint paid
$2.25 million to Castle Creek on September 26, 2001 for principal and accrued interest. The remaining outstanding convertible notes will be subject to a fixed conversion price of $4.00, and are scheduled to be repurchased on October 1, 2002 for approximately $6.1 million plus accrued interest (subject to specified adjustments upon a material breach by CellPoint). The outstanding notes are prepayable in part or in whole at any time. The July Agreement, except as modified by the amendment, remains in effect.

STOCK INCENTIVE PLAN

    The Board of Directors of the Company has adopted a stock incentive plan (the "Plan"). Pursuant to the provisions of the Plan, 2,000,000 shares of the Company's Common Stock are reserved for issuance upon exercise of options. The Plan is designed to retain qualified and competent officers, employees, and directors of the Company.

    The Company's Board of Directors, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Plan on such terms and at such prices as determined by the Company's Board of Directors. The exercise price will not be lower than the closing price on the date the options are issued, or if such prices are not available, at the fair market value as determined by the Board of Directors. Options granted under the Plan will be exercisable after the period specified in the option agreement. Options granted under the Plan will not be exercisable after the expiration of ten years from the date of grant. The Plan will also authorize the Company to make loans to optionees to enable them to exercise their options. During Fiscal 2001, 217,600 options were exercised, 250,300 were cancelled and 244,900 options were granted. There were 903,000 options outstanding as of June 30, 2001. To date, the Company has not issued any SAR's.

STOCK WARRANT PLAN

    The Company has adopted a stock warrant plan (the "Warrant Plan"). Pursuant to the provisions of the Warrant Plan, eligible employees, consultants and affiliates will be given the opportunity to purchase warrants, which warrants can be exercised, upon vesting, to purchase shares of the Company's Common Stock. An aggregate of 1,000,000 shares of the Company's Common Stock have been reserved for issuance pursuant to the Warrant Plan. The Plan is designed primarily to retain qualified and competent officers, employees, and directors.

    The Board of Directors of the Company, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees, consultants and affiliates including the Company's officers and directors (whether or not employees). Warrants will be sold to eligible persons at prices determined by independent appraisers to be fair market prices at the time of such sale. Each warrant will have an exercise price equal to no less than 150% of the closing price of the Company's Common Stock on the date immediately preceding the date of sale. Each warrant sold pursuant to the Warrant Plan will be subject to a vesting period as determined by the Board of Directors, and will expire no later than five years from the date of issuance. To date, warrants with respect to an aggregate of 385,300 warrants have been sold.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since the formation of the Company, Peter Henricsson and Lynn Duplessis, the Company's founders and directors and executive officers, have periodically made loans to fund the Company's cash needs. Mr. Henricsson and Ms. Duplessis loaned the Company an aggregate of $300,000 in June and July 1999. Interest of 5% was charged on the outstanding balance of this loan, which was repaid in full in December 1999.

    The Company is currently offering for sale to "non-U.S. Persons" pursuant to Regulation S under the Securities Act of 1933, as amended, an initial maximum of 80 units, plus if the offering is oversubscribed, an additional 60 units. Each unit in the Regulation S Offering consists of shares of the Company's Common Stock and warrants to purchase Common Stock. The shares of Common Stock and the shares issuable upon exercise of the warrants may, at the request of the holder thereof, be exchanged for Swedish Depositary Receipts ("SDRs") after those shares have been registered with the Securities and Exchange Commission ("SEC") in the United States. As of September 25, 2001, the

Company has sold an aggregate of 95 units, consisting of 1,568,144 shares and 784,071 warrants, for aggregate gross proceeds of $2,071,130. The placement agent for the Regulation S offering is Borsinsikt AB. Mats Jonnerhag, a director of the Company, is a 66% stockholder of Borsinsikt AB. The placement agent will receive a commission equal to 6% of the proceeds from the Regulation S offering plus warrants equal to 6% of the number of shares issued. The disinterested members of the Board of Directors of the Company have approved the terms of this transaction as being fair to the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The following exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit 3.1 Articles of Incorporation (incorporated by reference to the Company's filing on Form 10-SB, filed on December 23, 1998)

Exhibit 3.2 Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on
                June 8, 2000)

Exhibit 3.3 Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of Nevada on October 4, 1999 (incorporated by reference to the Company's
                Current Report on Form 8-K, filed on October 5, 1999)

Exhibit 4.1 Registration Rights Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and Castle Creek Technology
                Partners LLC (incorporated by reference to the Company's
                Current Report on Form 8-K, filed on December 12, 2000)

Exhibit 4.2 Convertible Note of CellPoint Inc., dated December 6, 2000, payable to the order of Castle Creek Technology Partners
                LLC, in the aggregate principal amount of $10,000,000
                (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 12, 2000)

Exhibit 4.3     Stock Purchase Warrant of CellPoint Inc., dated December 6,
                2000, issued to Castle Creek Technology Partners LLC
                (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 12, 2000).

Exhibit 4.4     Stock Purchase Warrant, dated July 25, 2001, issued to
                Castle Creek Technology Partners LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed
                July 31, 2001)

Exhibit 10.1    Amended and Restated Stock Incentive Plan*

Exhibit 10.2    Agreement between Matrix Vehicle Tracking (Pty) Ltd. and
                Technor International Inc., dated May 11, 1999

Exhibit 10.3    Amended and Restated Option Agreement, dated May 13, 1999*

Exhibit 10.4    Sale of Technology Agreement between Novel Electronic
                Systems & Technologies and Technor International Inc., dated
                May 13, 1999*

Exhibit 10.5    Share Sale Agreement, dated May 13, 1999, between Gerrit van
                Urk, Albert van Urk, Guy Redford and Technor International,
                Inc.*

Exhibit 10.6    Limited Sale of Business, dated as of March 1, 1999, between
                Wasp International (Pty) Limited and Wasp S.A. (Pty)
                Limited*

Exhibit 10.7    Project Agreement, dated April 23, 1999, between Tele2 and
                CellPoint Systems AB*

Exhibit 10.8    Agreement, dated as of June 30, 2000, by and between France
                Telecom Mobiles and CellPoint Systems AB (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29, 2000; omits portions based upon a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

Exhibit 10.9    Employment Agreement, dated as of April 1, 2000, between
                CellPoint Inc. and Peter Henricsson (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29, 2000)

Exhibit 10.10   Employment Agreement, dated as of June 1, 1999, between
                CellPoint Inc. and Lynn Duplessis (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29, 2000)

Exhibit 10.11 Employment Agreement, dated as of July 9, 2000, by and between CellPoint Inc. and Lars Persson (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29, 2000)

Exhibit 10.12 Employment Agreement, dated as of October 16, 2000, by and between CellPoint Inc. and Lars Wadell (filed herewith)

Exhibit 10.13   Loan Agreement, dated June 7, 2000, by and between M&S Trust
                Company Limited and CellPoint Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29, 2000)

Exhibit 10.14   Securities Purchase Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and the Purchaser set forth on the execution page thereof (incorporated by reference to the
                Company's Current Report on Form 8-K, filed on December 12,
                2000)

Exhibit 10.15 Note Purchase, Modification and Forebearance Agreement, dated as of July 25, 2001, by and between CellPoint Inc. and Castle Creek Technology Partners LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed on July 31, 2001)

Exhibit 10.16   Amendment, dated September 26, 2001, to Note Purchase,
                Modification and Forbearance Agreement, dated as of July 25, 2001, by and between CellPoint Inc. and Castle
                Creek Technology Partners LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed on
                October 5, 2001)

Exhibit 21.1    Subsidiaries of Registrant (filed herewith)

Exhibit 23.1    Consent of BDO Seidman, LLP (filed herewith)

------------------------

* Incorporated by reference from the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000.

    (b) REPORTS ON FORM 8-K

        None

                        CELLPOINT INC. AND SUBSIDIARIES
                       Consolidated Financial Statements
                                  Years Ended
                             June 30, 2001 and 2000

                        CELLPOINT INC. AND SUBSIDIARIES

CONTENTS

                                                               PAGE:
                                                              --------
Report of Independent Certified Public Accountants..........    F-1

Consolidated balance sheets as of June 30, 2001 and 2000....    F-2

Consolidated statements of operations for the years ended
  June 30, 2001 and 2000....................................    F-3

Consolidated statements of stockholders' equity and
  comprehensive income/(loss) for the years ended June 30,
  2001 and 2000.............................................    F-4

Consolidated statements of cash flows for the years ended
  June 30, 2001 and 2000....................................    F-5

Notes to consolidated financial statements..................    F-6

                          INDEPENDENT AUDITORS REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CELLPOINT INC. AND SUBSIDIARIES
CHERTSEY, ENGLAND

    We have audited the accompanying consolidated balance sheets of CellPoint Inc. and Subsidiaries (the Company) as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellPoint Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/S/BDO SEIDMAN, LLP
New York, New York
USA

August 21, 2001, except for note 9(b) as to which the date is September 26, 2001 and note 17 as to which the date is October 9, 2001.

                        CELLPOINT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN USD)

                                                                          JUNE 30,      JUNE 30,
                                                                NOTE        2001          2000
                                                              --------   -----------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................             $   687,151   $ 6,624,392
  Accounts receivable, net of allowance for doubtful
    accounts of $Nil and $36,732, respectively..............               1,366,641       204,923
  Unbilled receivables......................................                 792,443            --
  Prepaid expenses and other current assets.................      4          383,578       492,932
  Other receivables.........................................                 402,132       196,241
  Current assets of discontinued operations.................               1,361,148       262,572
                                                                         -----------   -----------
TOTAL CURRENT ASSETS........................................               4,993,093     7,781,060
                                                                         -----------   -----------
LONG-TERM ASSETS
  Restricted cash...........................................             $   184,216   $        --
  Acquired technology net...................................      5       15,571,001    18,536,899
  Investment in affiliated company..........................                      --       500,000
  Other intangible assets, net..............................      6        1,107,201       705,214
  Property and equipment, net...............................      7          885,780       580,458
  Non-current assets of discontinued operations.............     10          521,401    58,602,679
                                                                         -----------   -----------
TOTAL LONG-TERM ASSETS......................................              18,269,599    78,925,250
                                                                         -----------   -----------
TOTAL ASSETS................................................             $23,262,692   $86,706,310
                                                                         ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current liabilities............      8      $ 2,337,066   $ 1,377,726
  Accounts payable..........................................               2,082,257       711,457
  Due to affiliate..........................................                      --        55,517
  Current liabilities of discontinued operations............               2,982,549       331,520
                                                                         -----------   -----------
TOTAL CURRENT LIABILITIES...................................               7,401,872     2,476,220
LONG-TERM DEBT..............................................      9       11,785,510     4,000,000
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS..........     10               --       130,014
                                                                         -----------   -----------
TOTAL LIABILITIES...........................................              19,187,382     6,606,234
                                                                         -----------   -----------
MINORITY INTEREST...........................................                  48,464            --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred shares ($0.001 par value; authorized 3,000,000
    shares, nil issued and outstanding).....................                      --            --
  Common shares ($0.001 par value; authorized 22,000,000
    shares, 10,824,503 shares and 10,465,000 shares issued
    and outstanding, respectively)..........................                  10,824        10,465
  Additional paid in capital................................              98,692,254    95,434,348
  Cumulative foreign currency translation adjustment........                 597,478       292,866
  Accumulated deficit.......................................             (95,273,710)  (15,637,603)
                                                                         -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................               4,026,846    80,100,076
                                                                         -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................             $23,262,692   $86,706,310
                                                                         ===========   ===========

   See accompanying summary of accounting policies and notes to the financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (AMOUNTS IN USD)

                                                                        YEAR ENDED      YEAR ENDED
                                                                         JUNE 30,        JUNE 30,
                                                              NOTE         2001            2000
                                                            --------   -------------   -------------
Revenues..................................................             $   4,111,804   $     839,003
Cost of revenues..........................................                  (587,281)       (506,254)
                                                                       -------------   -------------
Gross profit..............................................                 3,524,523         332,749

Selling, general and administrative expenses..............                (8,265,733)     (1,889,124)
Research and development expenses.........................      2         (4,211,711)     (2,431,275)
Professional fees.........................................                (1,374,892)     (1,526,806)
Depreciation and amortization.............................                (3,931,215)     (2,612,230)
                                                                       -------------   -------------
    TOTAL OPERATING EXPENSES..............................               (17,783,551)     (8,459,435)
                                                                       -------------   -------------
LOSS FROM OPERATIONS......................................               (14,259,028)     (8,126,686)
Investment expenses:
Loss on sale of investment................................                  (342,285)             --
Financial items, net......................................     11         (1,900,052)        (37,931)
                                                                       -------------   -------------
LOSS FROM CONTINUING OPERATIONS...........................               (16,501,365)     (8,164,617)

DISCONTINUED OPERATIONS
Loss from discontinued operations.........................     10        (10,876,197)     (3,666,643)
Loss on disposal of discontinued operations...............     10        (52,258,545)             --
                                                                       -------------   -------------
LOSS FROM DISCONTINUED OPERATIONS.........................               (63,134,742)     (3,666,643)
                                                                       -------------   -------------
LOSS BEFORE INCOME TAX....................................               (79,636,107)    (11,831,260)
Income tax................................................     13                 --              --
                                                                       -------------   -------------
NET LOSS..................................................             $ (79,636,107)  $ (11,831,260)
                                                                       -------------   -------------
Weighted average number of shares
outstanding, basic and diluted............................                10,532,913       8,743,630
                                                                       -------------   -------------
Net loss per common share basic and diluted:
  Continuing operations...................................             $       (1.57)  $       (0.93)
  Discontinued operations.................................             $       (5.99)  $       (0.42)
  Net loss per share......................................             $       (7.56)  $       (1.35)

   See accompanying summary of accounting policies and notes to the financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                (AMOUNTS IN USD)

                                     COMMON SHARES         COMMON SHARES TO
                                        ISSUED                 BE ISSUED
                                 ---------------------   ---------------------   ADDITIONAL                    ACCUMULATED
                                   NUMBER                NUMBER OF                 PAID-IN       DEFICIT      COMPREHENSIVE
                                 OF SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL     ACCUMULATED    INCOME/(LOSS)
                                 ----------   --------   ----------   --------   -----------   ------------   -------------
Balance, June 30, 1999.........   7,440,000   $ 7,440      750,000      $750     $14,961,373   $(3,806,343)     $ (2,318)
November 1999 private placement
  including exchange of
  $1,200,000 of debt (net of
  issuance costs)..............   1,125,000     1,125           --        --       8,998,875            --
Shares issued..................     750,000       750     (750,000)     (750)             --            --            --
Shares issued in connection
  with the acquisition of
  Unwire AB (note 3)...........   1,075,000     1,075           --        --      70,680,175            --            --
Original issue debt discount...          --        --           --        --         660,000            --            --
Shares issued in connection
  with purchased technology....      75,000        75           --        --             (75)           --            --
Sale of warrants to employees
  (note 14)....................          --        --           --        --         134,000            --            --
Comprehensive loss
  Net loss.....................          --        --           --        --              --   (11,831,260)           --
  Other comprehensive income:
    Currency translation.......          --        --           --        --              --            --       295,184
  Comprehensive loss for fiscal
    year.......................
                                 ----------   -------     --------      ----     -----------   ------------     --------
Balance, June 30, 2000.........  10,465,000   $10,465           --      $ --     $95,434,348   $(15,637,603)    $292,866
                                 ==========   =======     ========      ====     ===========   ============     ========
Shares issued..................     268,030       268           --        --         150,055            --            --
Shares issued for the
  conversion of debt
  (note 9(b))..................      91,473        91           --        --         299,909            --            --

Original issue debt discount
  (note 9(b))..................          --        --           --        --       2,807,942            --            --

Comprehensive loss
  Net loss.....................          --        --           --        --              --   (79,636,107)           --
  Other comprehensive income:
    Currency translation.......          --        --           --        --              --            --       304,612
  Comprehensive loss for fiscal
    year.......................
                                 ----------   -------     --------      ----     -----------   ------------     --------
Balance, June 30, 2001.........  10,824,503   $10,824           --      $ --     $98,692,254   $(95,273,710)    $597,478
                                 ==========   =======     ========      ====     ===========   ============     ========


                                    TOTAL
                                 -----------
Balance, June 30, 1999.........  $11,160,902
November 1999 private placement
  including exchange of
  $1,200,000 of debt (net of
  issuance costs)..............    9,000,000
Shares issued..................           --
Shares issued in connection
  with the acquisition of
  Unwire AB (note 3)...........   70,681,250
Original issue debt discount...      660,000
Shares issued in connection
  with purchased technology....           --
Sale of warrants to employees
  (note 14)....................      134,000
Comprehensive loss
  Net loss.....................  (11,831,260)
  Other comprehensive income:
    Currency translation.......      295,184
                                 -----------
  Comprehensive loss for fiscal
    year.......................  (11,536,076)
                                 -----------
Balance, June 30, 2000.........  $80,100,076
                                 ===========
Shares issued..................      150,323
Shares issued for the
  conversion of debt
  (note 9(b))..................      300,000
Original issue debt discount
  (note 9(b))..................    2,807,942
Comprehensive loss
  Net loss.....................  (79,636,107)
  Other comprehensive income:
    Currency translation.......      304,612
                                 -----------
  Comprehensive loss for fiscal
    year.......................  (79,331,495)
                                 -----------
                                 -----------
Balance, June 30, 2001.........  $ 4,026,846
                                 ===========

   See accompanying summary of accounting policies and notes to the financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (AMOUNTS IN USD)

NOTE 12

                                                                YEAR ENDED       YEAR ENDED
                                                              JUNE 30, 2001    JUNE 30, 2000
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................   $(79,636,107)    $(11,831,260)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Loss from discontinued operations.........................     10,876,197        3,666,643
  Loss from disposal of discontinued operations.............     52,258,545               --
  Depreciation and amortization.............................      3,931,215        2,612,230
  Provision for allowance on accounts receivables...........             --           36,732
  Non-cash financing costs..................................        893,452          660,000
  Loss on disposal of investment in affiliated company......        342,285               --
  Minority interest in net income of subsidiary.............         48,464               --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Increase in restricted cash...............................       (184,216)              --
  Increase in accounts receivable...........................     (1,161,718)        (241,655)
  Increase in unbilled receivables..........................       (792,443)              --
  Decrease/(increase) in prepaid expenses...................        109,354         (457,345)
  Increase in other receivables.............................       (205,891)         (41,708)
  Increase in accrued expenses and other current
    liabilities.............................................        959,340          435,403
  Increase in accounts payable..............................      1,370,800          671,939
  Decrease in due to affiliate..............................        (55,517)         (68,282)
                                                               ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING
  OPERATIONS:...............................................    (11,246,240)      (4,557,303)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED
  OPERATIONS:...............................................     (3,044,374)      (1,703,016)
                                                               ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES:......................    (14,290,614)      (6,260,319)
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditure.......................................     (1,784,274)        (595,160)
  Proceeds from disposal of investments in affiliated
    companies...............................................        157,715               --
  Other.....................................................             64               --
                                                               ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUED
  OPERATIONS:...............................................     (1,626,495)        (595,160)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED
  OPERATIONS:...............................................       (597,146)         (86,074)
                                                               ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES:......................     (2,223,641)        (681,234)
                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of stockholders' loans..........................             --         (150,000)
  Proceeds from bridge loan.................................             --        2,000,000
  Repayment of bridge loan..................................             --         (800,000)
  Proceeds from notes payable...............................     10,000,000               --
  Proceeds from issuance of shares..........................        150,323        7,800,000
  Advances of bank loans....................................             --        4,000,000
                                                               ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING
  OPERATIONS:...............................................     10,150,323       12,850,000
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED
  OPERATIONS:...............................................         51,849          197,257
                                                               ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:..................     10,202,172       13,047,257
                                                               ------------     ------------
Effects of exchange rate changes on cash....................        416,196          308,497
Effects of exchange rate changes on cash from discontinued
  operations................................................        (41,354)          30,118
                                                               ------------     ------------
(Decrease)/increase in cash and cash equivalents............     (5,937,241)       6,444,319
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      6,624,392          180,073
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $    687,151     $  6,624,392
                                                               ============     ============

   See accompanying summary of accounting policies and notes to the financial statements

                        CELLPOINT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (AMOUNTS IN USD)

1  THE BUSINESS

    CellPoint Inc. and Subsidiaries ("the Company" or "CellPoint"), was incorporated in the state of Nevada on February 28, 1997. Through June 30, 2001, the Company operated in two reportable business segments.

    (A) LOCATION SERVICES

    CellPoint owns a GSM (Global System for mobile communications) positioning system technology (the "Technology") which can be used for a variety of positioning applications including positioning standard mobile phones for resource management, information, safety and security.

    CellPoint is marketing and further developing the positioning applications of the CellPoint System. The CellPoint System consists of three main parts: mobile phone or terminal, the positioning server and the positioning programs. The GSM network facilitates the communication between the mobile phone or terminal and the CellPoint server system. The positioning server system enables the use of the Internet or fixed lines as information carriers.

    The Company operates its positioning business primarily through a wholly owned subsidiary in Sweden, CellPoint Systems AB. This is CellPoint's commercial arm focusing primarily on, but not limited to, Europe.

    (B) TELEMATICS

    Effective February 29, 2000 CellPoint acquired 100% of Unwire AB, a Swedish Company ("Unwire") (see note 3). Unwire focuses on the worldwide marketing development and sales of products for telematics.

    Telematics involves wireless remote management and control of machines and equipment. The field of applications spans all industries and includes, for example, logistics, alarm management, elevator systems, vending machines, container management, meter reading, fleet management, vehicle monitoring and remote control, quality control, cash and ATM terminals, gate and door management, security, supervision and service information. Unwire's hardware terminals are GSM telematics terminals that are installed in various industrial equipment, vehicles or machinery with associated application software to manage the operation of the terminals.

    On May 19, 2001 the Company approved the sale of Telematics and committed to a plan to dispose of the business segment. Accordingly, Telematics has been presented as a discontinued operation for the year ended June 30, 2001, and the balance sheets as of June 30, 2001 and 2000 and the related statements of operations and cash flows for the years then ended have been restated to conform with this presentation. (See notes 10 and 17(b)).

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the financial statements of CellPoint and all its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States and are presented in US dollars. All material inter-Company transactions and balances have been eliminated.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (B)  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

    (C)  RESTRICTED CASH

    Cash is restricted in accordance with a bank performance guarantee whereby in the event the Company does not fulfil a certain contract, the cash will be disbursed to the related customer. The bank performance guarantee expires on December 31, 2004 and the guaranteed amount will automatically be reduced by approximately $138,000 on January 1, 2003.

    (D)  REVENUE RECOGNITION

    Revenues from sales of hardware, software, licenses and support services are recognized when the products are delivered or the services are rendered. For products and services for which customer acceptance is required, revenue is recorded upon receipt of such acceptance.

    (E)  ACQUIRED TECHNOLOGY

    Acquired technology arising on an acquisition of a subsidiary undertaking is an allocation of the difference between the value of the consideration paid and the value of the assets and liabilities acquired. It is amortised through the statement of operations over a period of seven years, which is management's best estimate of its useful economic life.

    (F)  INVESTMENT IN AFFILIATE

    The investment in an affiliate at June 30, 2000 was recorded at the lower of cost or estimated net realizable value, as no significant influence was exercised over the financial and operating decisions of that affiliate. The investment was sold during the year ended June 30, 2001.

    (G)  SOFTWARE DEVELOPMENT COSTS

    Patent costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies. Such costs are amortized over the shorter of the life of the technology or the life of the patent, beginning on the date the patents or rights are issued. Amortization expense for fiscal 2001 and 2000 was $91,060 and $Nil, respectively.

    Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards ("SFAS") No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 2001 and 2000, the Company capitalized costs of $789,574 and $Nil, respectively attributable to the continuing operations. Capitalized software development costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) product or (b) the straight-line method over the remaining estimated economic life. Amortization starts when the product is available for general release to customers. No amortization expense has been recorded relative to continuing operations through June 30, 2001.

    (H)  OTHER INTANGIBLE ASSETS

    Other intangible assets are amortized on a straight-line basis over their estimated lives based on the underlying agreements, as follows:

Acquired franchising concept................................  --3 years
Acquired employment contracts...............................  --2 years

    (I)  PROPERTY AND EQUIPMENT

    Furniture and equipment are recorded at acquisition cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets, as follows:

Furniture and equipment.....................................  --5 years
Motor vehicles..............................................  --3 years
Computer equipment..........................................  --3 years

    Assets acquired during the year are depreciated from the date the assets are put to service. Expenditures for normal maintenance and repairs are charged to income. Significant improvements are capitalized.

    (J)  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically evaluates potential impairment of long-lived assets based upon cash flows. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's asset groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the fair value of the assets and the assets' carrying value. No impairment has been recorded through June 30, 2001 relative to continuing operations.

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

    (L)  EARNINGS PER SHARE

    The Company calculated its earnings per share pursuant to SFAS No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share (EPS). The following

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximate number of potentially dilutive securities are not included in the diluted earnings per share calculation since they are anti-dilutive:

                                                        JUNE 30,     JUNE 30,
                                                          2001         2000
                                                       ----------   ----------
Stock options........................................     903,000    1,126,000
Warrants.............................................     690,285      614,500
Convertible notes....................................   3,400,000            -

    (M)  FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of foreign units are translated to USD at the exchange rate in effect at each year-end. Income statements are translated at the average exchange rate for the period. Translation differences that arise from the use of differing exchange rates from period to period are recorded directly as a component of stockholders' equity.

    Receivables and liabilities denominated in foreign currencies are translated at balance sheet date rates. Exchange gains and losses on translation are reported as financial items in the statement of operations.

    (N)  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    (O)  RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred.

    (P)  STOCK COMPENSATION

    The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation". APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS No. 123 requires the Company to provide pro forma disclosures of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's stock option plans.

    (Q)  RECLASSIFICATIONS

    Certain amounts relating to the fiscal year ended June 30, 2000 have been reclassified to conform to the current year presentation.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (R)  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB No. 133" defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In addition, FASB statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000, and amended the accounting and reporting standards of certain derivative and hedging activities. The Company does not engage in transactions involving derivative instruments, and therefore the initial adoption of this pronouncement did not have any effect on the financial statements.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which became effective in the fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a material impact on the financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 was effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS No. 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

    SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) adoption is permitted in the first quarter of fiscal years beginning after December 15, 2000. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

    In the first quarter of fiscal 2002, the Company intends to early adopt SFAS No. 142 and is currently assessing the impact the adoption will have on its financial position and results of operations. The Company expects that the majority of its intangibles will meet the criteria required under SFAS No. 142 to allow cessation of amortization.

3  ACQUISITION

    On February 29, 2000, the Company acquired all of the outstanding shares of Unwire for 1,075,000 shares of the Company's common stock, having a fair market value of approximately $70,681,000. The Company accounted for this acquisition as a purchase. The excess cost, including acquisition costs incurred, over fair market value of the net tangible liabilities acquired was $72,217,372 and was allocated to acquired technology, which is being amortized over seven years.

    The purchase price of $71,341,250 was allocated to assets acquired and liabilities assessed based on the fair market value of the date of acquisition as follows:

Current assets..............................................  $   564,372
Acquired technology.........................................   72,217,372
Current liabilities.........................................   (1,440,494)
                                                              -----------
                                                              $71,341,250
                                                              ===========

    On May 19, 2001 the Company approved the sale of Telematics and committed to a plan to dispose of the business segment (Note 10). Telematics represents primarily the operations of Unwire. Approximately $10,832,605 of the $72,217,372 acquired technology is related to positioning, with the remainder attributable to Telematics.

4  PREPAID EXPENSES

                                                          JUNE 30,    JUNE 30,
                                                            2001        2000
                                                          ---------   ---------
Rent....................................................   236,237      79,782
Other...................................................   147,341     413,150
                                                          --------    --------
                                                          $383,578    $492,932
                                                          ========    ========

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

5  ACQUIRED TECHNOLOGY

    Acquired technology at June 30, 2001 and 2000 consisted of the following:

                                                      JUNE 30,      JUNE 30,
                                                        2001          2000
                                                     -----------   -----------
Positioning technology arising on the acquisition
  of Unwire (See note 3)...........................  $10,832,605   $10,832,605
Amortization.......................................   (2,028,283)     (512,368)
                                                     -----------   -----------
Net book value.....................................    8,804,322    10,320,237
                                                     -----------   -----------
Purchased core positioning technology..............   10,150,000    10,150,000
Amortization.......................................   (3,383,321)   (1,933,338)
                                                     -----------   -----------
Net book value.....................................    6,766,679     8,216,662
                                                     -----------   -----------
Acquired technology, net...........................  $15,571,001   $18,536,899
                                                     ===========   ===========

6  OTHER INTANGIBLE ASSETS

                                                      JUNE 30,      JUNE 30,
                                                        2001          2000
                                                     -----------   -----------
Acquired franchising concept, net of amortization
  of $777,780 and $444,445, respectively...........  $   222,220   $   555,555
Acquired employment contracts, net of amortization
  of $442,990 and $273,331, respectively...........           --       149,659
Patents, net of amortization of $91,060 and $Nil,
  respectively.....................................       95,407            --
Capitalization of software, net of amortization of
  $Nil and $Nil, respectively......................      789,574            --
                                                     -----------   -----------
                                                     $ 1,107,201   $   705,214
                                                     ===========   ===========

7  PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2001 and 2000 consisted of the following:

                                                      JUNE 30,      JUNE 30,
                                                        2001          2000
                                                     -----------   -----------
Furniture and equipment............................  $   161,416   $   546,294
Motor vehicles.....................................       35,801        18,538
Computer equipment.................................    1,168,908       127,155
                                                     -----------   -----------
                                                       1,366,125       691,987
Accumulated depreciation...........................     (480,345)     (111,529)
                                                     -----------   -----------
                                                     $   885,780   $   580,458
                                                     ===========   ===========

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

8  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                       JUNE 30,      JUNE 30,
                                                         2001          2000
                                                      -----------   ----------
Professional fees...................................  $   474,601   $  660,000
Vacation pay........................................      283,501      264,899
Payroll taxes and social security costs.............      226,407      139,352
Interest............................................      390,000           --
Temporary employees.................................      134,840      131,310
Other...............................................      827,717      182,165
                                                      -----------   ----------
                                                      $ 2,337,066   $1,377,726
                                                      ===========   ==========

9  LONG-TERM DEBT

                                                       JUNE 30,      JUNE 30,
                                                         2001          2000
                                                      -----------   ----------
Bank loans(a).......................................  $ 4,000,000   $4,000,000
Castle Creek(b).....................................    7,785,510           --
                                                      -----------   ----------
                                                      $11,785,510   $4,000,000
                                                      ===========   ==========

------------------------

    (A) BANK LOANS

    Interest on the bank loan is payable quarterly in arrears and is charged at 9% per annum. Security for the loan is given by items of corporate governance as may reasonably be required by the tenders attorneys. The loan is required to be repaid in total no later than October 1, 2002. An addendum has been added to the loan that will allow the loan to be converted to shares of the Company at a fixed rate of $1.60 per share in the event that there is a change in control of the Company.

    (B) CASTLE CREEK

    On December 6, 2000, the Company entered into an agreement whereby it issued to Castle Creek Technology Partners LLC ("Castle Creek") convertible notes in the aggregate principal amount of $10,000,000, which were originally due and payable on September 30, 2002. Interest on the debt is 6% per annum, compounded semi-annually and payable semi-annually on each June 30 and December 31. Prior to June 5, 2001, the notes were convertible, in whole or in part, at a fixed conversion price of $25 per share at the option of the holder of the debt and could be converted in exchange for all or part of the outstanding debt plus the accrued interest at the conversion date. Subsequent to June 5, 2001, the notes were convertible at the lower of $25 or 90% of the average of the five lowest volume weighted average prices during the period of twenty consecutive trading days ending on the trading day immediately prior to the date of determination. The conversion of the notes contained certain limitations as set forth in the agreement. The Company has reserved 2,000,000 shares for the purpose of possible future conversions.

    In connection with the convertible notes, the Company issued warrants exercisable immediately and expiring on December 5, 2005. The warrants grant Castle Creek the right to purchase 210,526 shares of the Company's common stock at an exercise price per share of $11.40.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

9  LONG-TERM DEBT (CONTINUED)
    Due to the beneficial conversion feature, the Company has applied Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", to certain convertible instruments. In accordance with EITF 00-27 the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and an addition to paid-in-capital. Additionally, the fair value of the warrants was calculated and recorded as a further reduction to the carrying amount and an addition to paid-in-capital. The Company therefore recorded a total debt discount of approximately $2,808,000 and is amortizing the discount over the term of the debt. Amortization for the year ended June 30, 2001 was approximately $893,000 and this amortization is recorded as interest expense.

    As of June 30, 2001, Castle Creek had converted $300,000 of the note into 91,473 shares.

    On July 25, 2001, subsequent to year-end, the Company entered into a note purchase, modification and forebearance agreement with Castle Creek concerning the above mentioned notes. Under the agreement, the outstanding notes are to be repurchased by the Company. The Company agreed to buy back the outstanding principal of the notes over 90 days for 86% of the remaining principal, plus accrued interest, and issue 500,000 warrants with an exercise price of $3.14 per share and exercisable after one year for a period of four years. In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek agreed not to trade in the Company's stock effective July 25, 2001 until the note repurchase is completed, in consideration for which Castle Creek was paid $1,000,000 as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the Notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes.

    On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement. The outstanding convertible notes will be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. Pursuant to the amendment, the Company paid approximately $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and is scheduled to make a second payment on October 1, 2002 for approximately $6,100,000 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the above mentioned limitations on the terms of future debt and equity financing, they will be charged a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July Agreement, except as modified by the amendment, remains in effect.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

10  DISCONTINUED OPERATIONS

    On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. Accordingly, the telematics business segment has been presented as a discontinued operation for the year ended June 30, 2001, and the balance sheets as of June 30, 2001 and 2000 and the related statements of operations and cash flows for the years then ended have been restated to conform with this presentation. At May 19, 2001, the Company accrued a loss on disposal of approximately $52,259,000. The loss on disposal of telematics includes provisions for write-downs of net assets of $50,745,000 and estimated losses of approximately $1,514,000. The provision for estimated losses is based on management's estimate of future income and expenses relating to the remaining telematics business and amortization of acquired technology related to telematics until the expected date of disposition. Net sales for Telematics were approximately $956,000 and $76,000 for the years ended June 30, 2001 and 2000, respectively.

    The components of net assets (liabilities) of discontinued operations included in the Company's Consolidated Balance Sheets at June 30, 2001 and 2000 are as follows:

                                                        2001          2000
                                                     -----------   -----------
Current assets:
  Accounts receivable..............................  $   262,504   $     7,025
  Other receivables................................      482,423        45,957
  Inventory........................................      429,432       159,628
  Other current assets.............................      186,789        49,962
Non-current assets:
  Acquired technology..............................           --    58,481,348
  Other long-term assets...........................      521,401       121,331
Current liabilities:
  Accrued expenses and other current liabilities...   (1,952,808)     (245,715)
  Accounts payable.................................   (1,029,741)      (85,805)
Non-current liabilities:
  Long-term debt...................................           --      (130,014)
                                                     -----------   -----------
                                                     $(1,100,000)  $58,403,717
                                                     ===========   ===========

11  FINANCIAL ITEMS, NET

                                                        JUNE 30,     JUNE 30,
                                                          2001         2000
                                                       -----------   ---------
Interest income......................................  $   169,972   $ 143,792
Other financial income...............................        9,851
Interest expense.....................................   (1,563,541)   (183,739)
Other financial expense..............................     (693,863)
Foreign currency exchange gains......................      177,529       2,016
                                                       -----------   ---------
                                                       $(1,900,052)  $ (37,931)
                                                       ===========   =========

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

12  SUPPLEMENTAL CASH FLOW INFORMATION

                                                       JUNE 30,     JUNE 30,
                                                         2001         2000
                                                      ----------   -----------
Cash paid during the year for:
Interest related to continuing operations...........  $  279,864   $    10,353
Interest related to discontinued operations.........      16,332        11,123

Non-cash transactions relating to investing and
  financing activities:
Discount on debt issued.............................   2,807,942       660,000
Conversion of convertible debt to common stock......     300,000            --
Accounts receivable from the sale of warrants to
  employees.........................................          --       134,000
Common stock issued in connection with purchased
  technology........................................          --            75
Debt repaid through issuance of shares..............          --     1,200,000
Business acquisition:
  Net liabilities assumed...........................          --    (1,440,494)
  Common stock issued...............................          --    70,681,250

13  INCOME TAXES

    The Company and its eligible subsidiaries file a consolidated Federal income tax return. Other subsidiaries file separate income tax returns in their respective countries. The Company's U.S. and wholly owned foreign subsidiaries had net operating losses for the years ended June 30, 2001 and 2000 and were not subject to income tax.

    Actual income tax benefit differs from the amount computed by applying the U.S. Federal corporate income tax rate of 34% to pre-tax losses, primarily as a result of foreign tax reporting subsidiaries and valuation allowances netted against potential deferred tax assets.

    The significant components of the Company's deferred income tax assets are as follows:

                                                      JUNE 30,      JUNE 30,
                                                        2001          2000
DEFERRED INCOME TAX ASSETS:                         ------------   -----------
  Net operating Losses--US subsidiaries...........  $  3,864,727   $ 2,042,005
  Net operating Losses--Foreign subsidiaries......    19,787,830     3,586,106
  Valuation Allowance.............................   (23,652,557)   (5,628,112)
                                                    ------------   -----------
NET DEFERRED INCOME TAX ASSET.....................  $         --   $        --
                                                    ============   ===========

    At June 30, 2001, the Company provided a 100% valuation allowance for the deferred tax asset because the ultimate realization of this asset is uncertain.

    At June 30, 2001, the Company's U.S. net operating losses carried forward amounted to approximately $11,000,000 which are available to offset future federal taxable income through 2021. Foreign net operating losses carried forward totalled approximately $84,000,000 at June 30, 2001. Such losses can be utilized against future foreign income.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

14  STOCK OPTIONS AND WARRANTS

    (A) STOCK INCENTIVE PLAN

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

    The number of shares authorized for grants under the Share Option Plan is 2,000,000 and the number of options granted at June 30, 2001 was 1,120,600. As of June 30, 2001, 217,600 options had been exercised.

    The following table summarizes information about stock options outstanding at June 30, 2001.

                                                                OPTIONS EXERCISABLE
                                  WEIGHTED                --------------------------------
                   OUTSTANDING     AVERAGE     WEIGHTED                       WEIGHTED
     RANGE OF         AS OF       REMAINING    AVERAGE    EXERCISABLE AS       AVERAGE
     EXERCISE       JUNE 30,     CONTRACTUAL   EXERCISE    OF JUNE 30,       EXERCISABLE
      PRICES          2001          YEARS       PRICES         2001        PRICE PER SHARE
  ---------------  -----------   -----------   --------   --------------   ---------------
  $2.50 - $2.75      230,000           6.8     $  2.69       230,000            $2.69
  $3.88               10,000           7.6        3.88        10,000             3.88
  $4.00 - $4.63      152,500           7.5        4.31       152,500             4.31
  $5.02 - $5.37       34,500           9.7        5.32            --               --
  $6.09 - $6.38       47,750           9.6        6.19         7,500             6.09
  $7.00               90,000           8.1        7.00        60,000             7.00
  $8.06 - $8.88       38,000           9.6        8.17            --               --
  $9.00 - $9.13       15,000           9.5        9.04            --               --
  $13.63 - $14.75    160,250           8.9       14.48        33,000            14.17
  $17.00 - $23.88    125,000           8.9       19.81        42,000            19.78
                     -------                   -------       -------
                     903,000                   $  8.49       535,000
                     -------                   =======       =======

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

14  STOCK OPTIONS AND WARRANTS (CONTINUED)
    Information concerning the Stock Incentive Plan is summarized as follows:

                                                                          WEIGHTED
                                             YEAR ENDED      OPTION        AVERAGE
                                               OPTION       PRICE PER     PRICE PER
                                               SHARES         SHARE         SHARE
                                             ----------   -------------   ---------
Outstanding at June 30, 1999...............    840,000      1.00 - 4.63      2.94
Granted....................................    661,000     7.00 - 74.00     18.97
Exercised..................................         --               --        --
Cancelled/expired..........................   (375,000)    3.38 - 74.00     26.15
                                             ---------    -------------    ------
Outstanding at June 30, 2000...............  1,126,000     1.00 - 64.00      7.02
Granted....................................    244,900     5.02 - 14.63      9.95
Exercised..................................   (217,600)     1.00 - 4.38      1.99
Cancelled/expired..........................   (250,300)    2.75 - 64.00     10.60
                                             ---------    -------------    ------
Outstanding at June 30, 2001...............    903,000    $2.50 - 23.88    $ 8.49
                                             ---------    -------------    ------

    The weighted average fair value of options granted during the year was $7.29 and $5.67 for June 30, 2001 and 2000, respectively.

    The Company has used the Black Scholes pricing model to determine fair value of each option with pricing assumption, as follows:

                                                                OPTIONS
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
Risk free interest rate................................       5.28%       6.10%
Expected option life...................................  7-8 years   7-8 years
Volatility.............................................       61.0%       45.8%
Dividends expected.....................................         --          --

    SFAS 123 requires the Company to provide pro forma disclosures of net loss and net loss per share as if the fair value method had been used to determine compensation costs. The following represents the Company's net loss and net loss per share under the fair value method of accounting for stock compensation.

                                                       JUNE 30,      JUNE 30,
                                                         2001          2000
                                                      -----------   -----------
Net loss               As reported                    $79,636,107   $11,831,260
                       Compensation--options              891,358       459,869
                                                      -----------   -----------
                       Pro forma                      $80,527,465   $12,291,129
                                                      ===========   ===========

Loss per share         As reported                    $     (7.56)        (1.35)
                       Compensation--options                (0.08)        (0.05)
                                                      -----------   -----------
                       Pro forma                      $     (7.64)  $     (1.40)
                                                      ===========   ===========

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

14  STOCK OPTIONS AND WARRANTS (CONTINUED)

    (B) WARRANTS

    In May 2000, the Company instituted a warrant plan whereby warrants may be granted to employees, officers and directors. The warrant plan provides that each warrant will have an exercise price equal to no less than 150% of the closing price of the Company's Common Stock on the date immediately preceding the date of sale. Such warrants are purchased by the employee, officer or director at a price equal to the fair market value of the warrant on the date of the grant. The fair market value is determined using the Black Scholes valuation method. The plan provides for the warrants to vest two or three years after the date of grant, and have a life of six months from the vesting date.

    The following table summarizes information about the warrant plan at June 30, 2001:

                                                 WEIGHTED
                                  OUTSTANDING     AVERAGE     WEIGHTED
                                     AS OF       REMAINING    AVERAGE    EXERCISABLE AS
                                   JUNE 30,     CONTRACTUAL   EXERCISE    OF JUNE 30,
RANGE OF EXERCISE PRICES             2001          YEARS       PRICES         2001
------------------------          -----------   -----------   --------   --------------
$5.57 - 25.50...................    385,300         2.27       $17.43             --
                                    -------        -----       ------      ---------

                                                                         WEIGHTED
                                                                          AVERAGE
                                             YEAR ENDED     WARRANT      EXERCISE
                                              WARRANT      PRICE PER     PRICE PER
                                               SHARES        SHARE         SHARE
                                             ----------   ------------   ---------
Outstanding at June 30, 1999...............         --              --        --
Granted....................................    322,000    $       0.40    $25.50
                                              --------    ------------    ------
Outstanding at June 30, 2000...............    322,000    $       0.40    $25.50

Granted....................................    238,300    $0.09 - 0.37    $12.46
Cancelled..................................   (175,000)   $       0.40    $25.50
                                              --------    ------------    ------
Outstanding at June 30, 2001...............    385,300    $0.09 - 0.40    $17.43
                                              ========    ============    ======

15  COMMITMENTS AND CONTINGENCIES

    (A) CURRENCY EXPOSURE

    A significant portion of the Company's continuing business is conducted in currencies other than the US dollar (the currency in which its financial statements are stated), primarily the Swedish krona. The Company incurs a significant portion of its expenses in Swedish krona. As a result, the value of the Swedish krona relative to the other currencies in which the Company generates revenues, particularly the US dollar, could adversely affect operating results. As the Company's customers are mostly found in Europe the invoicing is predominately made in Euro. The Company does not currently undertake hedging transactions to cover its currency.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

15  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (B) OPERATING LEASES

    The Company rents offices under noncancelable operating leases expiring through April 30, 2003. Rental expense amounted to $915,362 and $185,477 for fiscal year 2001 and 2000, respectively.

    Future minimum annual rental payments under the noncancelable leases at June 30, 2001 are as follows:

2001-2002...................................................  $532,944
2002-2003...................................................  $202,330

    (C) EMPLOYMENT AGREEMENTS

    The Company is obligated under four employment agreements with certain officers, which provide for base annual compensation aggregating approximately $700,000.

    (D) LITIGATION

    The Company is subject to claims and lawsuits that arose in the ordinary course of business. On the basis of information presently available, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or operations of the Company.

16  MAJOR CUSTOMERS AND GEOGRAPHICAL CONCENTRATION

    The Company's two largest customers relative to continuing operations accounted for 65% and 90% of the Company's sales for the fiscal years ended June 30, 2001 and 2000, respectively. Accounts receivable from these two customers represented 86% and 84% of accounts receivables at June 30, 2001 and 2000, respectively.

    For the years ended June 30, 2001 and 2000, the Company's business was primarily conducted in Sweden with customers in Europe.

17  SUBSEQUENT EVENTS

    (A) FINANCING

    On September 25, 2001, the Company closed a private placement pursuant to which it will issue 3.25 million shares of Common Stock for proceeds of $3,250,000. In addition, the Company will issue warrants to purchase 1,625,000 shares of Common Stock, exercisable at $2.25 per share for two years. The Company used the proceeds from this offering to make the required payment to Castle Creek for the repurchase of a portion of the convertible notes held by Castle Creek.

    On September 25, 2001, the Company closed a placement under Regulation S for an aggregate of $2,071,130, pursuant to which the Company will issue an aggregate of 1,568,144 shares and 784,071 warrants to purchase shares of the Company's Common Stock, exercisable at $2.36 per share for two years.

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

17  SUBSEQUENT EVENTS (CONTINUED)
    On October 5, 2001, the Company closed additional private placements pursuant to which it will issue an aggregate of 1,238,096 shares of Common Stock for proceeds of $1,300,000. In addition, the Company will issue warrants to purchase 619,048 shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months following the closing, and the other half of which are exercisable at $5.00 per share for twenty-four months following the closing.

    (B) UNWIRE

    On October 9, 2001, the Company's subsidiary, Unwire, filed for bankruptcy in Sweden. As a result of the filing the Company has effectively ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company has effectively lost control of its management and decision making capabilities over Unwire operations.

    The Company anticipates that CellPoint Systems SA ("Systems SA"), its South African subsidiary will also file for bankruptcy. Systems S.A. operated a research and development facility for the Company. The telematics portion of Systems SA has already been included in the discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions will continue to be performed by the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the net receivable from Systems SA, have been accrued in the June 30, 2001 financial statements.

    The assets, liabilities and results of operations of Systems SA were immaterial to the financial statements of the Company for all periods presented.

18  UNAUDITED PRO-FORMA INFORMATION

    The PRO FORMA effect on stockholders' equity of financing activity referred to in note 17(a) as if they had occurred as of June 30, 2001:

Stockholders' equity at June 30, 2001 as reported...........  $ 4,026,846
Additional financing........................................    6,621,130
                                                              -----------
Pro-forma Stockholders' equity at June 30, 2001.............  $10,647,976
                                                              ===========

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CELLPOINT INC.

                                                       By:             /s/ PETER HENRICSSON
                                                            -----------------------------------------
                                                                         Peter Henricsson
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER
October 15, 2001                                                   (PRINCIPAL EXCUTIVE OFFICER)

                                                       By:               /s/ LARS WADELL
                                                            -----------------------------------------
                                                                           Lars Wadell
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ PETER HENRICSSON
     -------------------------------------------       Director                      October 15, 2001
                  Peter Henricsson

     -------------------------------------------       Director
                   Stephen Childs

                 /s/ LYNN DUPLESSIS
     -------------------------------------------       Director                      October 15, 2001
                   Lynn Duplessis

                 /s/ MATS JONNERHAG
     -------------------------------------------       Director                      October 15, 2001
                   Mats Jonnerhag

     -------------------------------------------       Director
                   Bengt Nordstrom

                  /s/ LARS PERSSON
     -------------------------------------------       Director                      October 15, 2001
                    Lars Persson