Form 10KSB/A
period 2001-06-30
CELLPOINT INC
filed 2001-10-17
CIK 1046607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------

                                FORM 10-KSB/A-1

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

    The decision made in the fourth quarter of Fiscal 2001 to focus on the location services business and put Unwire up for sale, and the subsequent filing by Unwire for bankruptcy protection on October 8, 2001, requires that the Company disclose the results of the telematics operations as "discontinued operations" according to U.S. Generally Accepted Accounting Principles (US GAAP) requirements. Accordingly, the results of the telematics business area have been segregated from the results of the Company's ongoing business of location services. The historical financial statements have also been restated to conform to this required presentation. Unwire remains a wholly-owned subsidiary of CellPoint Inc. at June 30, 2001. However, Unwire's financial results are reported under Discontinued Operations in the Consolidated Statements of Operations and its financial position is presented in the Consolidated Balance Sheets under Assets/Liabilities of Discontinued Operations.

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

    RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased by $1,780,436 from $2,431,275 in Fiscal 2000 to $4,211,711 in Fiscal 2001. The increase in research and development expenses in the Company's continuing operations was substantial and was due to the development of the new generation of software platforms for location-based services.

    PROFESSIONAL FEES. Professional fees decreased minimally from $1,526,806 in Fiscal 2000 to $1,374,892 in Fiscal 2001. Professional fees in Fiscal 2001 primarily related to costs incurred in connection with regulatory compliance. Management expects to continue to incur significant professional fees while in its expansion phase.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $2,612,230 in Fiscal 2000 to $3,931,215 in Fiscal 2001. Depreciation and amortization is primarily related to purchased technology. The expense increased in Fiscal 2001 since Fiscal 2001 contained a full year of amortization pertaining to the positioning technology acquired in connection with the Unwire acquisition. In the first quarter of fiscal 2002, the Company intends to early adopt SFAS No. 142 and is currently assessing the impact the adoption will have on its financial position and results of operations. The Company expects that the majority of its intangibles will meet the criteria required under SFAS No. 142 to allow cessation of amortization.

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

    LARS PERSSON, 44, has been a director of the Company since June 2000 and President of CellPoint Europe, Ltd. since July 2000. He was President of Telia Mobile International and Executive Vice President of Telia, a leading mobile operator in the Nordic countries, from 1997-2000. He was the Managing Director for France Telecom in the Nordic countries from 1992-1997. From 1986-1992, he was the Managing Director of GPI Sweden, a wholly-owned subsidiary of the Norwegian public company GPI A/S. Prior to that he held other senior management positions in telecommunications and technology companies dating back to 1980.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. One of the Company's directors and officers

(Mr. Jonnerhag) inadvertently filed his Statement of Changes of Beneficial Ownership of Securities on Form 4 more than ten days after the required filing date pursuant to the reporting requirements of the Securities Exchange Act of 1934. One stockholder beneficially owning more than ten percent of the Company's Common Stock (Novel Electronics Systems and Technologies Ltd.) inadvertently filed its Statement of Changes of Beneficial Ownership of Securities on Form 4 more than ten days after the required filing date pursuant to the reporting requirements of the Securities Exchange Act of 1934.

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
5 Duke of Edinburgh Ave
Port Louis, Mauritius
DIRECTORS AND EXECUTIVE OFFICERS:
Stephen Childs..............................................          19,500(a)              *
4800 Abbey Road
Placerville, California 95667
United States
Lynn Duplessis..............................................       2,150,000(b)           12.5%
Peter Henricsson
3000 Hillswood Drive
Hillswood Business Park
Chertsey, Surrey KT16 0RS
England
Mats Jonnerhag..............................................          26,023(c)              *
Borsinsikt AB
Box 6044
S-192 06 Sollentuna
Sweden
Bengt Nordstrom.............................................          35,000(d)              *
Northstream AB
Sjoangsvagen 7
S-19172 Sollentuna
Sweden
Lars Persson................................................          30,000(e)              *
126 A Old Working Road
Pyrford
Surrey GU 22 8PB
England
Lars Wadell.................................................          14,000(f)              *
Artillergatan 50
5 Tr, SE-114 54 Stockholm
Sweden
Officers and Directors as a Group                                  2,274,523              13.1%
(7 persons).................................................

--------------------------
*   Less than 1%

(a) Mr. Childs holds options to acquire 40,000 shares, of which 19,500 are currently exercisable.

(b) Lynn Duplessis and Peter Henricsson are husband and wife, and each of them is a director and an executive officer of the Company. Includes (1) 500,000 shares owned by Lynn Duplessis, (2) 1,500,000 shares owned by Peter Henricsson, (3) options to acquire 75,000 shares issued to Ms. Duplessis, and (4) options to acquire 75,000 shares issued to Mr. Henricsson.

(c) Includes (1) 1,550 shares held by Borsinsikt AB, of which Mr. Jonnerhag is a 66% stockholder (owning 1,023 shares), and (2) options to acquire 25,000 shares, all of which are exercisable.

(d) Mr. Nordstrom holds options to acquire 35,000 shares, all of which are currently exercisable.

(e) Mr. Persson holds options to acquire 90,000 shares, of which 30,000 are currently exercisable.

(f) Mr. Wadell holds options to acquire 40,000 shares, of which 14,000 are currently exercisable.

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

    The Company's Board of Directors, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Plan on such terms and at such prices as determined by the Company's Board of Directors. The exercise price will not be lower than the closing price on the date the options are issued, or if such prices are not available, at the fair market value as determined by the Board of Directors. Options granted under the Plan will be exercisable after the period specified in the option agreement. Options granted under the Plan will not be exercisable after the expiration of ten years from the date of grant. The Plan will also authorize the Company to make loans to optionees to enable them to exercise their options. During Fiscal 2001, 192,600 options were exercised, 250,300 were cancelled and 244,900 options were granted. There were 928,000 options outstanding as of June 30, 2001. To date, the Company has not issued any SAR's.

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

    The Board of Directors of the Company, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees, consultants and affiliates including the Company's officers and directors (whether or not employees). Warrants will be sold to eligible persons at prices determined by independent appraisers to be fair market prices at the time of such sale. Each warrant will have an exercise price equal to no less than 125% or 150% of the closing price of the Company's Common Stock on the date immediately preceding the date of sale. Each warrant sold pursuant to the Warrant Plan will be subject to a vesting period as determined by the Board of Directors, and will expire no later than five years from the date of issuance. To date, warrants with respect to an aggregate of 385,300 warrants have been sold.

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

                        CELLPOINT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN USD)

                                                                          JUNE 30,      JUNE 30,
                                                                NOTE        2001          2000
                                                              --------   -----------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................             $   687,151   $ 6,624,392
  Accounts receivable, net of allowance for doubtful
    accounts of $Nil and $36,732, respectively..............               1,366,641       204,923
  Unbilled receivables......................................                 792,443            --
  Prepaid expenses and other current assets.................      4          383,578       492,932
  Other receivables.........................................                 402,132       196,241
  Current assets of discontinued operations.................               1,361,148       262,572
                                                                         -----------   -----------
TOTAL CURRENT ASSETS........................................               4,993,093     7,781,060
                                                                         -----------   -----------
LONG-TERM ASSETS
  Restricted cash...........................................             $   184,216   $        --
  Acquired technology net...................................      5       15,571,001    18,536,899
  Investment in affiliated company..........................                      --       500,000
  Other intangible assets, net..............................      6        1,107,201       705,214
  Property and equipment, net...............................      7          885,780       580,458
  Non-current assets of discontinued operations.............     10          521,401    58,602,679
                                                                         -----------   -----------
TOTAL LONG-TERM ASSETS......................................              18,269,599    78,925,250
                                                                         -----------   -----------
TOTAL ASSETS................................................             $23,262,692   $86,706,310
                                                                         ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued expenses and other current liabilities............      8      $ 2,337,066   $ 1,377,726
  Accounts payable..........................................               2,082,257       711,457
  Due to affiliate..........................................                      --        55,517
  Current liabilities of discontinued operations............               2,982,549       331,520
                                                                         -----------   -----------
TOTAL CURRENT LIABILITIES...................................               7,401,872     2,476,220
LONG-TERM DEBT..............................................      9       11,785,510     4,000,000
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS..........     10               --       130,014
                                                                         -----------   -----------
TOTAL LIABILITIES...........................................              19,187,382     6,606,234
                                                                         -----------   -----------
MINORITY INTEREST...........................................                  48,464            --
COMMITMENTS AND CONTINGENCIES                                    15
STOCKHOLDERS' EQUITY
  Preferred shares ($0.001 par value; authorized 3,000,000
    shares, nil issued and outstanding).....................                      --            --
  Common shares ($0.001 par value; authorized 22,000,000
    shares, 10,824,503 shares and 10,465,000 shares issued
    and outstanding, respectively)..........................                  10,824        10,465
  Additional paid in capital................................              98,692,254    95,434,348
  Cumulative foreign currency translation adjustment........                 597,478       292,866
  Accumulated deficit.......................................             (95,273,710)  (15,637,603)
                                                                         -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................               4,026,846    80,100,076
                                                                         -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................             $23,262,692   $86,706,310
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

    At June 30, 2001, the Company's U.S. net operating losses carried forward amounted to approximately $11,000,000 which are available to offset future federal taxable income through 2021. Foreign net operating losses carried forward totalled approximately $84,000,000 at June 30, 2001. Such losses can be utilized against future foreign income, with no expiration date.

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

    The number of shares authorized for grants under the Share Option Plan is 2,000,000 and the number of options granted at June 30, 2001 was 1,120,600. As of June 30, 2001, 192,600 options had been exercised.

    The following table summarizes information about stock options outstanding at June 30, 2001.

                                                                OPTIONS EXERCISABLE
                                  WEIGHTED                --------------------------------
                   OUTSTANDING     AVERAGE     WEIGHTED                       WEIGHTED
     RANGE OF         AS OF       REMAINING    AVERAGE    EXERCISABLE AS       AVERAGE
     EXERCISE       JUNE 30,     CONTRACTUAL   EXERCISE    OF JUNE 30,       EXERCISABLE
      PRICES          2001          YEARS       PRICES         2001        PRICE PER SHARE
  ---------------  -----------   -----------   --------   --------------   ---------------
  $2.50 - $2.75      230,000           6.8     $  2.69       230,000            $2.69
  $3.25 - $3.88       35,000           7.5        3.43        35,000             3.43
  $4.00 - $4.63      152,500           7.5        4.31       152,500             4.31
  $5.02 - $5.37       34,500           9.7        5.32            --               --
  $6.09 - $6.38       47,750           9.6        6.19         7,500             6.09
  $7.00               90,000           8.1        7.00        60,000             7.00
  $8.06 - $8.88       38,000           9.6        8.17            --               --
  $9.00 - $9.13       15,000           9.5        9.04            --               --
  $13.63 - $14.75    160,250           8.9       14.48        33,000            14.17
  $17.00 - $23.88    125,000           8.9       19.81        42,000            19.78
                     -------                   -------       -------
                     928,000                   $  8.35       560,000
                     -------                   =======       =======

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

14  STOCK OPTIONS AND WARRANTS (CONTINUED)
    Information concerning the Stock Incentive Plan is summarized as follows:

                                                                          WEIGHTED
                                             YEAR ENDED      OPTION        AVERAGE
                                               OPTION       PRICE PER     PRICE PER
                                               SHARES         SHARE         SHARE
                                             ----------   -------------   ---------
Outstanding at June 30, 1999...............    840,000      1.00 - 4.63      2.94
Granted....................................    661,000     7.00 - 74.00     18.97
Exercised..................................         --               --        --
Cancelled/expired..........................   (375,000)    3.38 - 74.00     26.15
                                             ---------    -------------    ------
Outstanding at June 30, 2000...............  1,126,000     1.00 - 64.00      7.02
Granted....................................    244,900     5.02 - 14.63      9.95
Exercised..................................   (192,600)     1.00 - 4.38      1.85
Cancelled/expired..........................   (250,300)    2.75 - 64.00     10.60
                                             ---------    -------------    ------
Outstanding at June 30, 2001...............    928,000    $2.50 - 23.88    $ 8.35
                                             ---------    -------------    ------

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
                                                      ===========   ===========

                        CELLPOINT INC. AND SUBSIDIARIES

                                (AMOUNTS IN USD)

14  STOCK OPTIONS AND WARRANTS (CONTINUED)

    (B) WARRANTS

    In May 2000, the Company instituted a warrant plan whereby warrants may be granted to employees, officers and directors. The warrant plan provides that each warrant will have an exercise price equal to no less than 125% or 150% of the closing price of the Company's Common Stock on the date immediately preceding the date of sale. Such warrants are purchased by the employee, officer or director at a price equal to the fair market value of the warrant on the date of the grant. The fair market value is determined using the Black Scholes valuation method. The plan provides for the warrants to vest two or three years after the date of grant, and have a life of six months from the vesting date.

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

                                                       CELLPOINT INC.

                                                       By:             /s/ PETER HENRICSSON
                                                            -----------------------------------------
                                                                         Peter Henricsson
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER
October 17, 2001                                                   (PRINCIPAL EXCUTIVE OFFICER)

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ PETER HENRICSSON
     -------------------------------------------       Director                      October 17, 2001
                  Peter Henricsson

     -------------------------------------------       Director
                   Stephen Childs

                 /s/ LYNN DUPLESSIS
     -------------------------------------------       Director                      October 17, 2001
                   Lynn Duplessis

                 /s/ MATS JONNERHAG
     -------------------------------------------       Director                      October 17, 2001
                   Mats Jonnerhag

     -------------------------------------------       Director
                   Bengt Nordstrom

                  /s/ LARS PERSSON
     -------------------------------------------       Director                      October 17, 2001
                    Lars Persson