Form 10QSB
period 2001-09-30
CELLPOINT INC
filed 2001-11-19
CIK 1046607

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

(MARK ONE)


--------------------------------------------------------------------------------
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

--------------------------------------------------------------------------------
         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------


          FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                        COMMISSION FILE NUMBER 000-25205

                                 CELLPOINT INC.

                 (Name of small business issuer in its charter)


--------------------------------------------------------------------------------
                    NEVADA                                   52-2032380
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)
--------------------------------------------------------------------------------
            3000 HILLSWOOD DRIVE,                            (Zip Code)
          HILLSWOOD BUSINESS PARK,
     CHERTSEY, SURREY KT16 0RS, ENGLAND
  (Address of principal executive offices)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 44-1932 895 310
                (Issuer's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: NONE.
         Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
             TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE
                                                     ON WHICH REGISTERED
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Common Stock, $.001 par value             NASDAQ National Market
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


                                   -----------


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, 17,069,622 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

==============================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the Company's first fiscal quarter ended September 30, 2001 are attached to this Report, commencing on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

RECENT DEVELOPMENTS

UNWIRE AB AND TELEMATICS OPERATIONS IN CELLPOINT SOUTH AFRICA

On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. Accordingly, the telematics business segment was presented as a discontinued operations in the balance sheets as of September 30, 2001 and June 30, 2001 and the related statements of operations and cash flows for the three months ended September 30, 2001. The related statements of operations and cash flows for the three months ended September 30, 2000, have been restated to conform with this presentation. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operations through the expected date of disposition. For the three months ended September 30, 2001 the Company has incurred losses of approximately $1,085,000 against the accrual. The Company does not anticipate any further significant losses. Net sales for Telematics were approximately $264,000 and $53,000 for the three-months ended September 30, 2001 and 2000, respectively.

On October 9, 2001, the Company's subsidiary, Unwire AB, filed for bankruptcy in Sweden. As a result of the filing, the Company has effectively ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now effectively has no control over the operations or decision making capabilities of Unwire.

In November, 2001 CellPoint Systems SA ("Systems SA"), the Company's South African subsidiary, filed for liquidation. Systems SA operated a research and development facility for the Company. The telematics portion of Systems SA has already been included in the discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions are continued within the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the net receivable from Systems SA, were accrued in the June 30, 2001 financial statements.

RESTRUCTURING PROGRAM

On October 19, 2001 CellPoint Systems AB acquired 100% of its partly-owned development company, Micronet MLS AB in Karlskrona, Sweden, purchasing the outstanding 42% of Micronet MLS and assets with 107,142 shares of the Company's common stock. Micronet MLS AB staff has been transferred to Systems AB ensuring that all development knowledge remains in-house which provides further cost savings going forward.

Consistent with the Company's strategy to reduce operating costs within continuing operations, the United Kingdom subsidiary CellPoint Europe Ltd filed for liquidation on November 2, 2001. The Company's headquarters and all management functions will reside in its office in Kista, Sweden. A branch office will be maintained in the United Kingdom to continue serving existing and future customers. Costs of liquidating CellPoint Europe, primarily the write-off of the intercompany net receivable from CellPoint Europe, amounting to approximately $3,049,000, have been accrued in the September 30, 2001 financial statements and recorded as selling, general and administrative expenses in the statement of operations.

LONG TERM DEBT

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

On July 25, 2001, the Company entered into a note purchase, modification and forebearance agreement with Castle Creek concerning the above mentioned notes. Under the agreement, the outstanding notes were to be repurchased by the Company. The Company agreed to buy back the outstanding principal of the notes over 90 days for 86% of the remaining principal, plus accrued interest, and issued a warrant with 500,000 shares issuable upon exercise of the warrant at an exercise price of $3.14 per share and exercisable after one year for a period of four years (subject to specified anti-dilution adjustments). In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek agreed not to trade in the Company's stock effective July 25, 2001 until the note repurchase is completed, in consideration for which Castle Creek was paid $1,000,000 as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the Notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes.

On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes will be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and is scheduled to make a final payment on October 1, 2002 for $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment, remains in effect.

On November 15, 2001, the Company was served with a suit by Castle Creek to have its debt of in excess of $6.1 million principal plus interest declared due and payable, for a default payment of $2 million and other damages and relief. The principal issue in dispute in the litigation is the antidilution adjustment applicable to the number of shares that Castle Creek is entitled to purchase under the warrant issued in the July 25, 2001 restructuring with Castle Creek to purchase 500,000 shares of common stock (see "Legal Proceedings"). The Company has registered additional shares for Castle Creek in its registration statement on Form S-3 as required by the antidilution provisions of this warrant. If the Company does not settle or prevail in this suit, or unless financing becomes available to pay its obligations to Castle Creek, the Company would be forced to file for bankruptcy.

Following the debt modifications, the Company applied the rules of EITF 96-19:
"Debtor's Accounting for a Modification or Exchange of Debt Instruments." Based on the provisions of EITF 96-19 it was determined that there was not a substantial change from the original debt agreement and as such, the modified debt is shown at fair value using the new effective interest rate. The adjusted warrant was valued at approximately $700,000 and is being amortized over the remaining life of the debt. Legal fees associated with the modifications were expensed in the period.

As of September 30, 2001, Castle Creek had converted $750,000 of the notes into 270,592 shares.

Due to the beneficial conversion features associated with the financing and the amendments thereto, the Company has applied Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", to certain convertible instruments. In accordance with EITF 00-27 the value of the beneficial conversion feature was recorded as a reduction to the carrying amount of the convertible debt and an addition to paid-in-capital. The fair value of the warrants was recorded as a further reduction to the carrying amount and an addition to paid-in-capital. The Company therefore has recorded a total debt discount of approximately $3,514,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions and repayments of the debt principal. Amortization for the three-months period ended September 30, 2001 was approximately $1,121,000 and is recorded as a component of financial items.

As a result of the private placements at the end of the quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and additional shares of 608,235 issuable upon exercise of the warrants.

RECENT SALE OF UNREGISTERED SECURITIES

On September 25, 2001, the Company closed a private placement pursuant to which it will issue 3,250,000 shares of Common Stock for proceeds of $3,250,000. In addition, the Company will issue warrants to purchase 1,625,000 shares of Common Stock, exercisable at $2.25 per share for two years. The Company used part of the proceeds from this offering to make the required payment to Castle Creek for the repurchase of a portion of the convertible notes held by Castle Creek.

On September 25, 2001, the Company closed a placement under Regulation S for an aggregate of $2,071,130, pursuant to which the Company will issue an aggregate of 1,568,144 shares and 784,071 warrants to purchase shares of the Company's Common Stock, exercisable at $2.36 per share for two years.

As a result of the private placements, the Company had received proceeds totaling approximately $5,583,000 by September 30, 2001. Commitments totaling approximately $1,038,000 have been reported as Stock subscriptions receivable in Stockholders' equity. Shares of the Company's Common Stock in relation to the private placements were not issued until October 2001 and thus they have been reflected in Stockholders' equity as Common Shares to be Issued at September 30, 2001.

Subsequent to the quarter end, on October 5, 2001, the Company completed the initial closing of a private placement of Common Stock and warrants pursuant to which it will issue an aggregate of 1,238,096 shares of Common Stock for proceeds of $1,300,000. In addition, the Company will issue warrants to purchase 619,048 shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months following the closing, and the other half of which are exercisable at $5.00 per share for twenty-four months following the closing.

The Company filed with the Securities and Exchange Commission on October 31, 2001 and amended on November 16, 2001 a registration statement covering all shares of Common Stock issued and issuable upon exercise of the warrants described above.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001

The results of continuing operations are reported herein for the Company's location services business. The Company's telematics division is reported as "discontinued operations".

 REVENUES. In the fiscal quarter ended September 30, 2001 (the "Current Quarter"), the Company's gross revenues from continuing operations were $415,205, as compared to revenues from continuing operations of $925,553 for the fiscal quarter ended September 30, 2000 (the "Comparable Quarter"). All of the Company's revenues came from the European market. The decrease in revenues is considered to be a timing effect as the Company is currently engaged in several negotiations to close further contracts.

 COST OF REVENUES. Costs incurred by the Company in producing revenues in the Comparable Quarter were mainly the costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. Such costs decreased by $207,787 to $21,046 in the Current Quarter as compared to $228,833 in the Comparable Quarter. The Company's role in supplying hardware in relation to its sale of software and applications is decreasing, and accordingly, the costs of producing revenue as a percentage of revenue has decreased. Research and development expenses are recorded separately.

 GROSS PROFIT. For the Current Quarter, the Company recorded a gross profit of $394,159 as compared to $696,720 gross profit in the Comparable Quarter. This decrease in gross profit is attributable to the decrease in revenues in the Current Quarter whilst the gross margin increased by 19.4% to 94.9% in the Current Quarter from 75.3% in the Comparable Quarter as a result of decreased need to supply hardware as part of the Company's product.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $3,509,040 to $4,863,818 in the Current Quarter from $1,354,778 in the Comparable Quarter. The increase in selling, general and administrative expenses in the Company's continuing operations was primarily due to one-time costs of $3,049,449 taken in connection with the liquidation of CellPoint Europe Ltd. Excluding the one-time liquidation costs in this quarter, selling, general and administrative expenses amount to $1,814,369 and are expected to decrease due to the restructuring program in place.

 RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased by $292,807 to $1,072,107 in the Current Quarter from $779,300 in the Comparable Quarter. The increase in research and development expenses in the Company's continuing operations was due to the research and development of the new generation of software platforms for location-based services.

 PROFESSIONAL FEES. Professional fees decreased by $55,823 to $165,675 in the Current Quarter from $221,498 in the Comparable Quarter. Professional fees in the Current Quarter are primarily related to costs incurred in connection with regulatory compliance.

 DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $100,245 to $1,010,219 in the Current Quarter from $909,974 in the Comparable Quarter. Depreciation and amortization is primarily related to purchased technology. The amortization of the positioning technology acquired in connection with the Unwire acquisition amounts to $418,478 and $386,879 and the amortization of the original core technology amounts to $445,830 and $497,082 for the three months ended September 30, 2001 and 2000, respectively.

 FINANCIAL ITEMS. Financial items resulted in an expense of $1,540,578 in the Current Quarter compared to a net expense of $149,643 in the Comparable Quarter. Interest expense was $1,392,534 in the Current Quarter, compared to $211,615 in the Comparable Quarter. The increase in interest expense was attributable to the $10,000,000 of convertible notes issued in December 2000 and the amortization of the debt discount recorded in relation to those notes and the subsequent amendments to the terms thereof resulting in non-cash expense in the Current Quarter of $1,120,945. In the Current Quarter, the Company had realized foreign exchange losses aggregating $124,453 whereas in the Comparable Quarter, the Company had net realized foreign exchange losses of $6,610. These items result primarily from exchange rate fluctuations in the currencies of the United States and Sweden.

 LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for the Current Quarter was ($8,258,238) versus

($2,718,473) in the Comparable Quarter. The increase in loss from continuing operations in the Current Quarter was mainly due to the cost for liquidation of CellPoint Europe Ltd. and the amortization of the debt discount related to the convertible notes.

 LOSS FROM DISCONTINUED OPERATIONS. On July 25, 2001, the Company publicly announced its intention to sell its telematics division. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. Under accounting principles generally accepted in the United States, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for the Comparable Quarter. The loss from "discontinued operations" of $2,628,825 represents the operating losses of the telematics division for the comparable quarter. This amount includes depreciation and amortization of $2,214,672. The loss for the discontinued operations for the Current Quarter was taken as a cost in the fiscal year-end 2001.

 NET LOSS AND LOSS PER SHARE. Net loss was ($8,258,238) for the Current Quarter, a majority of which was attributable to the loss on liquidation of CellPoint Europe Ltd. of ($3,049,449) and non-cash expenses of ($1,120,945) due to the amortization of the debt discount related to the convertible notes. Loss per share from continuing operations was ($0.75) based on weighted average shares outstanding of 10,982,040, while the Comparable Quarter loss per share from continuing operations was ($0.31) based upon a weighted average of 8,743,630 shares outstanding. The net loss for the Comparable Quarter was ($5,347,298) including the loss from discontinued operations of ($2,628,825).

LIQUIDITY AND CAPITAL RESOURCES

 WORKING CAPITAL. At September 30, 2001, the Company had $4,558,437 in current assets. Cash and cash equivalents amounted to $2,312,231. Current liabilities were $11,089,064 at September 30, 2001. At June 30, 2001, the Company had $4,993,093 in current assets, of which $687,151 consisted of cash and cash equivalents. Working capital deficit at the end of the Current Quarter was ($6,530,627), as compared to ($2,408,779) at the end of Fiscal 2001. The decrease in working capital is attributable mainly to the provision for the write off of the intercompany receivable from CellPoint Europe of $3,049,449 and the use of a bank overdraft facility.

 CASH FLOW FROM OPERATIONS. For the Current Quarter, the Company used net cash in operating activities from continuing operations of $158,061 as compared to $2,512,572 for the Comparable Quarter. Net cash used in operating activities from discontinued operations was $1,079,392 in the Current Quarter, as compared to $412,787 in the Comparable Quarter. The increase in net cash provided is primarily a result of decreased operating loss before depreciation and amortization, non-cash expense related to the amortization of the debt discount in connection with convertible notes and an accrual for one-time costs related to the liquidation of CellPoint Europe Ltd. For the current fiscal year, total operating expenses are expected to continue to decrease on a quarterly basis.

On July 25, 2001, CellPoint publicly announced the planned sale of Unwire. Selling Unwire would among other things lower the Company's burn-rate significantly and get it to cash flow positive sooner. The Company was unable to identify a purchaser for Unwire and on October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. The Company does not anticpate any further significant charges in relation to this bankruptcy.

 CASH FLOW FROM INVESTING ACTIVITIES. For the Current Quarter, the Company had a net cash outflow from investing activities from continuing operations of $200,911 versus a net cash outflow of $82,980 in the Comparable Quarter primarily due to ongoing research and development expenses. The Company does not currently have any commitments for capital expenditures during the current fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

 CASH FLOW FROM FINANCING ACTIVITIES. For the Current Quarter, the Company had a net cash inflow from financing activities from continuing operations of $2,897,448 versus a net cash inflow from continuing operations of $149,800 in the Comparable Quarter. The Company received net proceeds of approximately $5,583,000 from sales of equity through private placements in the Current Quarter. Proceeds were used to repay long term debt and for working capital.

The Company may require additional capital during its fiscal year ending June 30, 2002 to implement its business strategies, including cash for (i) payment of operating expenses such as salaries for employees, and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial conditions could be materially and adversely affected. See "Legal Proceedings" below for a description of a lawsuit filed by Castle Creek Technology Partners, LLC, which may, inter alia, substantially impair the Company's ability to raise additional capital. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS No. 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Early adoption is permitted in the first quarter of fiscal years beginning after December 15, 2000. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company is still assessing the impact SFAS No. 142 will have on its financial position and results of operations and thus was unable to early adopt SFAS No. 142. The Company will thus adopt SFAS No. 142 on July 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report contain "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These are statements that do not relate strictly to historical or current facts. Although the Company believes that its plans, intentions and expectations reflected in such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors are set forth below. All forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below:

         o Our limited operating history makes evaluation of our business and prospects difficult;

         o Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the market for location services;

         o        The Company has been sued by Castle Creek Technology
                  Partners, LLC, which has provided the Company financing, to have the Company's debt of in excess of $6 million declared due and payable, for a default payment of $2 million and other damages and relief (See "Legal Proceedings"), based on an alleged failure on the Company's part to register an increased number of shares for Castle Creek due to the operation of antidilution provisions in a warrant the Company issued to Castle Creek in July 2001--the Company has registered these additional shares in the amendment to its registration statement on Form S-3 filed November 16, 2001.

         o        Our sales cycles are long and our revenue is unpredictable;

         o Our ability to secure additional financing on acceptable terms, as and when necessary;

         o Our ability to improve our technology to keep up with customer demand for new services;

         o The development cycle for new products may be significantly longer than expected, resulting in higher than anticipated development costs;

         o The ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining adequate performance, which could place a strain on managerial and operational resources;

         o Our ability to expand customer service, billing and other related support systems;

         o Our ability to retain the services of our key management and to attract new members of our management team;

         o Our ability to effect and retain appropriate patent, copyright and trademark protection of our products;

         o Despite the implementation of security measures, our computer networks and web sites may be vulnerable to unauthorized access, computer viruses and other disruptive problems, and any such occurrence could result in the expenditure of additional resources necessary to protect our assets;

         o        Increased competition in the field of location services;

         o Our ability to retire the outstanding convertible notes held by Castle Creek Technology Partners, LLC, pursuant to the terms of the Note Purchase, Modification and Forebearance Agreement, dated as of July 25, 2001, as amended as of September 26, 2001.

         o Our ability to continue to meet the listing requirements of the Nasdaq National Market.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART II

ITEM 1. LEGAL PROCEEDINGS


                            PENDING LEGAL PROCEEDING

    As described elsewhere in this report, the Company is party to a Securities Purchase Agreement, dated December 6, 2000, with Castle Creek Technology Partners LLP ("Castle Creek"), pursuant to which it issued $10,000,000 principal amount of its convertible notes (the "Notes") to Castle Creek, a Stock Purchase Warrant, dated December 6, 2000, entitling Castle Creek to purchase additional shares of the Company's common stock, and a related Registration Rights Agreement, dated December 6, 2000, providing for registration with the Securities and Exchange Commission ("SEC") of the shares of common stock owned by Castle Creek and issuable pursuant to said convertible notes and stock purchase warrant for resale. On July 25, 2001, the Company entered into a Note Purchase, Modification and Forbearance Agreement with Castle Creek, pursuant to which a portion of the principal amount of the Notes was paid, and the balance of the Notes to be paid in full by October 23, 2001. On July 25, 2001, in connection with the restructuring of the December 2000 Securities Purchase Agreement, the Company issued to Castle Creek a warrant to purchase 500,000 shares of its common stock, at an initial exercise price of $3.14 per share (the "July 2001 Warrant"). Its agreements with Castle Creek were further restructured pursuant to an Amendment to the July 2001 Note Purchase, Modification and Forbearance Agreement, dated September 26, 2001, which involved a further payment by the Company on the principal amount of the Notes and the extension of the due date of the Notes to October 1, 2002. The original due date of the Notes was September 30, 2002.

    On October 31, 2001, the Company filed a registration statement on Form S-3 with the SEC which registered, inter alia, 600,000 shares of common stock for resale by Castle Creek (120% of the 500,000 shares issuable upon exercise of the July 2001 Warrant). The Company disclosed in this filing that it may have a claim against its former legal counsel resulting from their representation of the Company in the restructuring of the Castle Creek agreements in which the July 2001 Warrant was issued. It is management's position that the warrant documents reviewed and approved by former counsel do not accurately reflect the business terms of the agreement with Castle Creek with regard to the anti-dilution provisions.

    In order to reflect the potential effect of the anti-dilution provisions in the July 2001 Warrant, the Company has now amended the registration statement and registered 729,882 additional shares for issuance pursuant to the July 2001 Warrant (608,235 additional shares are purchasable upon exercise of the July 2001 Warrant over and above the 500,000 shares as to which the Warrant was initially exercisable, plus 20% of that amount, as per the related registration rights agreement which requires that 120% of shares underlying the warrants be registered). The July 2001 Warrant is not exercisable until July 26, 2002, unless there is a breach of the terms of the Warrant by the Company.

    On November 15, 2001, the Company was served with a lawsuit filed by Castle Creek against the Company (the "Castle Creek Litigation") in the U.S. District Court for the Southern District of New York. Castle Creek is claiming that the Company is required to register additional shares underlying the July 2001 Warrant. The Company did not previously register additional shares for Castle Creek as there was no consensus as to the precise number of additional shares to be registered at the required October
31, 2001 filing deadline of the registration statement of which this Prospectus is a part. However, the Company did register the known number of shares for Castle Creek per the July 2001 agreements and specifically the 500,000 warrant shares underlying the July 2001 Warrant plus the additional
20% as required per the July Note Purchase, Modification and Forbearance Agreement. Castle Creek is now seeking the following relief in Court, which the Company will dispute given Castle Creek's alleged failure to reach agreement with the Company on any specific number of additional shares to be registered per complex formulae in the July 2001 Warrant: a declaratory judgment of the Court as to the operation of the anti-dilution provisions of the July 2001 Warrant (to the effect that these provisions entitle Castle
Creek to purchase additional shares of common stock underlying additional warrants, requiring the Company to provide to Castle Creek the notice provided for in the Warrant as to the adjustment in the number of July 2001 Warrant shares and exercise price; an order of the Court compelling the Company to register in an amendment to its registration statement on Form S-3 filed with the Securities and Exchange Commission on October 31, 2001, an aggregate of 120% of the number of shares purchasable upon exercise of the July 2001 Warrant; that the Company pay Castle Creek the "Default Amount" under the Company outstanding Notes with Castle Creek, including all costs of collection, attorneys' fees, experts' fees, accountants' fees, litigation costs, expenses and disbursements; the complaint alleges that the "Default Amount" is calculated by dividing the aggregate principal amount owing under the Notes plus all accrued and unpaid interest thereon through the payment date by the conversion price in effect on the date of receipt of the default notice (the Company has not received a default notice) multiplied by the highest closing bid price of the Company's common stock during the period beginning on the date on which the Company receives a default notice and ending on the date immediately preceding the date of payment of Default Amount; entry of judgment confessed by the Company in the amount of $10 million, less any principal amounts on the Notes paid prior to entry of judgment (estimated by the Company to be approximately $ 6.1 million principal remaining), plus interest at the rate of 15% per annum from December 6, 2000; and a declaratory judgment of the Court declaring that the Company has defaulted under its agreements with Castle Creek, and that, as a result, the conversion price for the Notes became subject to adjustment pursuant to the parties' agreements and the Company's re-purchase price for the Notes was increased by $2 million.

    To date, the Company has been unsuccessful in settling the Castle Creek Litigation, and it intends to answer Castle Creek's complaint and contest the issues raised by Castle Creek in Court. In order to reflect the potential impact of the claims of Castle Creek, the Company registered in the November 16 amendment to its registration statement the additional shares as required by these antidilution provisions in the July 2001 Warrant, based on its understanding of the formulae. The Company will seek reformation to have the July 2001 Warrant conform to its negotiated agreement with Castle Creek, and other relief that may be appropriate. The Company is required to file an answer and any counterclaims in the Castle Creek Litigation on or shortly after December 8, 2001, unless the claim is withdrawn in full.

ArosMaizels AB Arbitration

    The Company had received a claim by ArosMaizels AB for 5,700,000 Swedish Kronor (approximately $550,000) for financial services rendered to the Company in connection with the Unwire transaction and potential financings. This claim was submitted for arbitration, as a result of which, the Company is required to pay 4,500,000 Swedish Kronor (approximately $425,000) plus interest at 8% from May 3, 2001. The Company previously recorded a reserve for this claim and intends to pay it in full.

ITEM 2. CHANGES IN SECURITIES

(a)      None.

(b)      None.

(c)      Recent Sales of Unregistered Securities.

         In late September and early October, 2001, the Company closed three private Placements of its common stock and warrants to purchase common stock: the first placement was for $3.25 million, pursuant to which the Company issued 3,250,000 shares of Common Stock plus 1,625,000 warrants to purchase shares of Common Stock at an exercise price of $2.25 per share, exercisable for two years. The units were sold to accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the sale of these units were used to repurchase a portion of the convertible notes held by Castle Creek. The second placement was an offering pursuant to Regulation S under the Securities Act, in which non-U.S. Persons (as such term is defined in Regulation S), purchased 1,568,144 shares of Common Stock and 784,071 warrants to purchase shares of Common Stock, exercisable at $2.36 per share for two years. The proceeds from the Regulation S offering aggregated $2,071,130, and will be used for working capital. The third placement was for shares of Common Stock and warrants to purchase Common Stock for $1,300,000. Such offering was made to accredited investors pursuant to Regulation 506 under the Securities Act. In connection with such offering, the Company issued 1,238,096 shares of Common Stock, and 619,048 warrants to purchase shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months and the other half of which are exercisable at $5.00 per share for twenty-four months.

(d)      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  Current Reports on Form 8-K were filed on July 31, 2001, and on October 5, 2001.

                         CELLPOINT INC. AND SUBSIDIARIES

CONTENTS


                                                                                                                     PAGE:

Consolidated balance sheets as of September 30, 2001 (Unaudited) and June 30, 2001 (Audited).....................     F-1
Consolidated statements of operations for the three months ended September 30, 2001 and 2000.....................     F-2
Consolidated statements of comprehensive loss for the three-months ended September 30, 2001 and 2000.............     F-3
Consolidated statements of cash flows for the three-months ended September 30, 2001 and 2000.....................     F-4
Notes to consolidated financial statements.......................................................................     F-5

                         CELLPOINT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN USD)

                                                                              NOTE     SEPTEMBER 30,        JUNE 30,
                                                                                           2001               2001
ASSETS                                                                                  (unaudited)         (audited)
CURRENT ASSETS
   Cash and cash equivalents                                                         $   2,312,231      $     687,151
   Accounts receivable                                                                     642,793          1,366,641
   Unbilled receivables                                                                    368,451            792,443
   Prepaid expenses and other current assets                                               179,963            383,578
   Other receivables                                                                       420,576            402,132
   Current assets of discontinued operations                                    2          634,423          1,361,148
                                                                                     -------------      -------------

TOTAL CURRENT ASSETS                                                                     4,558,437          4,993,093

LONG-TERM ASSETS
   Restricted cash                                                              7          385,720            184,216
   Acquired technology, net of accumulated amortization of $6,212,579 and               14,770,026         15,571,001
      $5,411,604, respectively
   Other intangible assets, net of accumulated amortization of $1,408,654 and            1,010,377          1,107,201
      $1,311,830, respectively
   Property and equipment, net of accumulated depreciation of $951,999 and                 969,760            885,780
      $480,345, respectively
   Non-current assets of discontinued operations                                2          477,388            521,401
                                                                                     -------------      -------------

TOTAL LONG-TERM ASSETS                                                                  17,613,271         18,269,599
                                                                                     -------------      -------------

TOTAL ASSETS                                                                         $  22,171,708      $  23,262,692
                                                                                     -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses and other current liabilities                                    $   6,317,372      $   2,337,066
   Accounts payable                                                                      2,939,457          2,082,257
   Current liabilities of discontinued operations                               2        1,126,798          2,982,549
   Bank overdraft                                                                          705,437                 --
                                                                                     -------------      -------------

TOTAL CURRENT LIABILITIES                                                               11,089,064          7,401,872
LONG-TERM DEBT (net of debt discount of $1,499,587 and $1,914,490,
   respectively)                                                                3        8,605,513         11,785,510
                                                                                     -------------      -------------

TOTAL LIABILITIES                                                                       19,694,577         19,187,382
                                                                                     -------------      -------------

MINORITY INTEREST                                                                           48,464             48,464
COMMITMENTS AND CONTINGENCIES                                                   9
STOCKHOLDERS' EQUITY
   Preferred shares ($0.001 par value; authorized 3,000,000 shares, nil issued                  --                 --
      and outstanding)
   Common shares ($0.001 par value; authorized 22,000,000 shares, 11,008,141                11,008             10,824
      shares and 10,824,503 shares issued and outstanding, respectively)
    Common shares to be issued                                                  4        6,621,130                 --
   Additional paid in capital                                                           99,601,633         98,692,254
   Cumulative foreign currency translation adjustment                                      764,584            597,478
    Stock subscription receivable                                               4       (1,037,740)                --
   Accumulated deficit                                                                (103,531,948)       (95,273,710)
                                                                                     -------------      -------------

TOTAL STOCKHOLDERS' EQUITY                                                               2,428,667          4,026,846
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  22,171,708      $  23,262,692
                                                                                     -------------      -------------

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN USD)

                                                                        THREE MONTHS ENDED
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                        NOTE         2001               2000
                                                                  (unaudited)        (unaudited)

Revenues                                                         $    415,205      $    925,553
Cost of revenues                                                      (21,046)         (228,833)
                                                                 ------------      ------------

Gross profit                                                          394,159           696,720
                                                                 ------------      ------------
Selling, general and administrative expenses              5        (4,863,818)       (1,354,778)
Research and development expenses                                  (1,072,107)         (779,300)
Professional fees                                                    (165,675)         (221,498)
Depreciation and amortization                                      (1,010,219)         (909,974)
                                                                 ------------      ------------

          TOTAL OPERATING EXPENSES.....................            (7,111,819)       (3,265,550)
                                                                 ------------      ------------

LOSS FROM OPERATIONS                                               (6,717,660)       (2,568,830)
Financial items, net                                      8        (1,540,578)         (149,643)
                                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS........................            (8,258,238)       (2,718,473)
                                                                 ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS......................   2                --        (2,628,825)
                                                                 ------------      ------------

NET LOSS                                                         ($ 8,258,238)     ($ 5,347,298)
                                                                 ------------      ------------

Weighted average number of shares outstanding,
      basic and diluted                                            10,982,040         8,743,630
                                                                 ------------      ------------
Net loss per common share basic and diluted:
    Continuing operations                                        $      (0.75)     $      (0.31)
    Discontinued operations                                      $      (0.00)     $      (0.30)
    Net loss per share                                           $      (0.75)     $      (0.61)

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                (AMOUNTS IN USD)

                                                                   THREE MONTHS ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                2001              2000
                                                             (UNAUDITED)       (UNAUDITED)

          Net loss                                          ($ 8,258,238)     ($ 5,347,298)

          Other comprehensive income/(loss),
          cumulative foreign exchange adjustments                167,106          (152,446)
                                                            ------------      ------------

          Comprehensive loss                                ($ 8,091,132)     ($ 5,499,744)
                                                            ============      ============

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN USD)


NOTE 6                                                                                 THREE MONTHS      THREE MONTHS
                                                                                           ENDED            ENDED
                                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                                            2001             2000
                                                                                         (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................................   $ (8,258,238)   $ (5,347,298)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Loss from discontinued operations ................................................             --       2,628,825
   Depreciation and amortization ....................................................      1,010,219         909,974
   Provision for allowance on accounts receivables ..................................             --         (36,732)
   Non-cash financing costs .........................................................      1,120,945              --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in restricted cash ......................................................       (201,504)             --
   Increase in accounts receivable ..................................................        723,848        (711,106)
   Increase in inventory ............................................................             --         (21,914)
   Decrease in unbilled receivables .................................................        423,992              --
   Decrease in prepaid expenses .....................................................        203,615         223,536
   Decrease/(increase) in other receivables .........................................        (18,444)        168,416
   Increase/(decrease) in accrued expenses and other current liabilities ............      3,980,306        (175,424)
   Increase/(decrease) in accounts payable ..........................................        857,200         (95,332)
   Decrease in due to affiliate .....................................................             --         (55,517)
                                                                                        ------------    ------------

NET CASH  USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS: ..................       (158,061)     (2,512,572)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS: .................     (1,079,392)       (412,787)
                                                                                        ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES: ..............................................     (1,237,453)     (2,925,359)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .............................................................       (200,911)        (82,980)
                                                                                        ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUED OPERATIONS: ....................       (200,911         (82,980)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS: .................         (3,429)       (106,728)
                                                                                        ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES: ..............................................       (204,340)       (189,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable ........................................................     (3,144,900)             --
   Net proceeds from private placements .............................................      5,336,911         149,800
   Bank overdraft ...................................................................        705,437              --
                                                                                        ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS: ...............      2,897,448         149,800


Effects of exchange rate changes on cash ............................................        171,617         (35,310)
Effects of exchange rate changes on cash from discontinued operations ...............         (2,192)        (43,666)
                                                                                        ------------    ------------

Increase/ (decrease) in cash and cash equivalents ...................................      1,625,080      (3,044,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        687,151       6,624,392
                                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $  2,312,231    $  3,580,149
                                                                                        ------------    ------------

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (AMOUNTS IN USD)

1  BASIS OF PRESENTATION

NATURE OF REPORT. The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission, and is presented for comparative purposes. All other financial statements are unaudited. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended June 30, 2001. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

ESTIMATES AND UNCERTAINTIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS. Certain amounts relating to the three-months ended September 30, 2000 have been reclassified to conform to the current year presentation.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

The Company has not completed its assessment of the impact SFAS No. 142 will have on its financial position and results of operations and thus is unable to early adopt SFAS No. 142 in the current quarter. The Company will thus adopt SFAS No. 142 on July 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

2 DISCONTINUED OPERATIONS

On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. Accordingly, the telematics business segment was presented as a discontinued operation in the balance sheets as of September 30, 2001 and June 30, 2001 and the related statements of operations and cash flows for the three months ended September 30, 2001. The related statements of operations and cash flows for the three months ended September 30, 2000, have been restated to conform with this presentation. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operation through the expected date of disposition. For the three months ended September 30, 2001 the Company has incurred losses of approximately $1,085,000 against the accrual. The Company does not anticpate any further significant losses. Net sales for Telematics were approximately $264,000 and $53,000 for the three-months ended September 30, 2001 and 2000, respectively.

The continuing operations of the Company now constitute the only reportable business segment.

The components of assets (liabilities) of discontinued operations included in the Company's Consolidated Balance Sheets at September 30, 2001 and June 30, 2001 are as follows:

                                                                           SEPTEMBER 30,      JUNE 30,
                                                                               2001             2001

Current assets:
   Cash and cash equivalents .........................................   $      8,400            $
   Accounts receivable ...............................................         39,460         262,504
   Prepaid expenses and other current assets .........................         79,478              --
   Other receivables .................................................         75,094         482,423
   Inventory .........................................................        431,991         429,432
   Other current assets ..............................................             --         186,789
Non-current assets:
   Other long-term assets ............................................        477,388         521,401
Current liabilities:
   Accounts payable, accrued expenses and other current liabilities ..     (1,126,798)     (2,982,549)
                                                                         ------------    ------------

Net liabilities of discontinued operations ...........................   $    (14,987)   $ (1,100,000)
                                                                         ------------    ------------

3 LONG TERM DEBT

                             SEPTEMBER 30,     JUNE 30,
                                 2001           2001
Bank loan                   $  4,000,000   $  4,000,000
Castle Creek (a)               4,605,513      7,785,510
                            ------------   ------------
                            $  8,605,513   $ 11,785,510
                            ------------   ------------

(a) Castle Creek. On December 6, 2000, the Company entered into an agreement whereby it issued to Castle Creek Technology Partners LLC ("Castle Creek") convertible notes in the aggregate principal amount of $10,000,000, which were originally due and payable on September 30, 2002. Interest on the debt is 6% per annum, compounded semi-annually and payable semi-annually on each June 30 and December 31. Prior to June 5, 2001, the notes were convertible, in whole or in part, at a fixed conversion price of $25 per share at the option of the holder of the debt and could be converted in exchange for all or part of the outstanding debt plus the accrued interest at the conversion date. Subsequent to June 5, 2001, the notes were convertible at the lower of $25 or 90% of the average of the five lowest volume weighted average prices during the period of twenty consecutive trading days ending on the trading day immediately prior to the date of determination. The conversion of the notes contained certain limitations as set forth in the agreement. The Company has reserved 2,000,000 shares for the purpose of possible future conversions.

In connection with the convertible notes, the Company issued warrants exercisable immediately and expiring on December 5, 2005. The warrants grant Castle Creek the right to purchase 210,526 shares of the Company's common stock at an exercise price per share of $11.40.

On July 25, 2001, the Company entered into a note purchase, modification and forebearance agreement with Castle Creek concerning the above mentioned notes. Under the agreement, the outstanding notes were to be repurchased by the Company. The Company agreed to buy back the outstanding principal of the notes over 90 days for 86% of the remaining principal, plus accrued interest, and issued a warrant with 500,000 shares issuable upon exercise of the warrant at an exercise price of $3.14 per share and exercisable after one year for a period of four years (subject to specified anti-dilution adjustments). In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek agreed not to trade in the Company's stock effective July 25, 2001 until the note repurchase is completed, in consideration for which Castle Creek was paid $1,000,000 as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the Notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes.

On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes will be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and is scheduled to make a final payment on October 1, 2002 for approximately $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or
(2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment, remains in effect.

Following the debt modifications, the Company applied the rules of EITF 96-19:
"Debtor's Accounting for a Modification or Exchange of Debt Instruments." Based on the provisions of EITF 96-19 it was determined that there was not a substantial change from the original debt agreement and as such, the modified debt is shown at fair value using the new effective interest rate. The adjusted warrant was valued at approximately $700,000 and is being amortized over the remaining life of the debt. Legal fees associated with the modifications were expensed in the period.

As of September 30, 2001, Castle Creek had converted $750,000 of the notes into 270,592 shares.

Due to the beneficial conversion features associated with the financing and the amendments thereto, the Company has applied Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", to certain convertible instruments. In accordance with EITF 00-27 the value of the beneficial conversion feature was recorded as a reduction to the carrying amount of the convertible debt and an addition to paid-in-capital. The fair value of the warrants was recorded as a further reduction to the carrying amount and an addition to paid-in-capital. The Company therefore has recorded a total debt discount of approximately $3,514,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions and repayments of the debt principal. Amortization for the three-months period ended September 30, 2001 was approximately $1,121,000 and is recorded as a component of interest expense within financial items.

As a result of the private placements at the end of the quarter (see Note 4), the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated the adjusted exercise price and the adjusted number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of approximately $1.42 and additional shares of approximately 608,235 issuable upon exercise of the warrants.

See also Note 9.

4 EQUITY FINANCING

On September 25, 2001, the Company closed a private placement pursuant to which it will issue 3,250,000 shares of Common Stock for proceeds of $3,250,000. In addition, the Company will issue warrants to purchase 1,625,000 shares of Common Stock, exercisable at $2.25 per share for two years. The Company used part of the proceeds from this offering to make the required payment to Castle Creek for the repurchase of a portion of the convertible notes held by Castle Creek.

On September 25, 2001, the Company closed a placement under Regulation S for an aggregate of $2,071,130, pursuant to which the Company will issue an aggregate of 1,568,144 shares and 784,071 warrants to purchase shares of the Company's Common Stock, exercisable at $2.36 per share for two years.

As a result of the private placements, the Company had received proceeds totaling approximately $5,583,000 by September 30, 2001. Commitments totaling approximately $1,038,000 have been reported as Stock subscriptions receivable in Stockholders' equity. Shares of the Company's Common Stock in relation to the private placements were not issued until October 2001 and thus they have been reflected in Stockholders' equity as Common Shares to be Issued at September 30, 2001.

Subsequent to the quarter end, on October 5, 2001, the Company completed the initial closing of a private placement of Common Stock and warrants pursuant to which it will issue an aggregate of 1,238,096 shares of Common Stock for proceeds of $1,300,000. In addition, the Company will issue warrants to purchase 619,048 shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months following the closing, and the other half of which are exercisable at $5.00 per share for twenty-four months following the closing.

The Company filed with the Securities and Exchange Commission on October 31, 2001 and amended on November 16, 2001 a registration statement covering all shares of Common Stock issued and issuable upon exercise of the warrants described above.

5 SUBSEQUENT EVENTS

In October 2001, the Company's subsidiary, Unwire, filed for bankruptcy in Sweden. As a result of the filing the Company has effectively ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now effectively has no control over the operations or decision making capabilities of Unwire.

The Company's South African subsidiary, CellPoint Systems SA (Pty) Ltd ("Systems SA"), also filed for bankruptcy in November 2001. Systems S.A. operated a research and development facility for the Company. The telematics portion of Systems SA has already been included in the discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions will continue to be performed by the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the intercompany net receivable from Systems SA, have been accrued in the June 30, 2001 financial statements.

On November 2, 2001 the Company's subsidiary in England, CellPoint Europe Ltd. ("CellPoint Europe"), was filed for liquidation by the appointed liquidator. The functions performed by CellPoint Europe will now be performed by the Swedish subsidiary CellPoint Systems AB and its branch office in the United Kingdom. As a result of the liquidation, the Company has recorded a reserve against intercompany net claims against CellPoint Europe of approximately $3,050,000 that has been reflected as selling, general and administrative expenses in the three-month period ended September 30, 2001.

The assets, liabilities and results of operations of Systems SA and CellPoint Europe were immaterial to the financial statements of the Company for all periods presented.

See also Note 9

6  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       THREE MONTHS ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2001             2000

Cash paid during the year for:
Interest related to continuing operations ..................     $    351,392     $     95,541
Interest related to discontinued operations ................            4,796            3,477
Non-cash transactions relating to investing and financing
   activities:
Discount on debt issued ....................................          706,042               --
Conversion of convertible debt to common stock .............          450,000               --
Stock subscription receivable                                       1,037,740               --


7 RESTRICTED CASH

Cash is restricted in accordance with bank performance guarantees whereby in the event the Company does not fulfill certain contracts, the cash will be disbursed to the related customer. The Company has two bank performance guarantees amounting to approximately $386,000, one of which for approximately $193,000 expires on December 31, 2004 but will automatically be reduced by approximately $138,000 on January 1, 2003 and the other for approximately $193,000 expires on October 30, 2002.

8 FINANCIAL ITEMS, NET

                                         THREE MONTHS       THREE MONTHS
                                             ENDED            ENDED
                                         SEPTEMBER 30,     SEPTEMBER 30,
                                             2001              2000
Interest expense                        ($ 1,392,534)     ($   211,615)
Other financial income (expense)             (23,591)           68,582
Foreign currency exchange loss              (124,453)           (6,610)
                                        ------------      ------------
                                        ($ 1,540,578)     ($   149,643)
                                        ------------      ------------

9 COMMITMENTS AND CONTINGENCIES

The Company has received notice of a lawsuit filed by Castle Creek in which Castle Creek are claiming that the outstanding notes are due and payable and are seeking payment of a default penalty of $2,000,000 and other damages and relief based on an alleged failure on the part of the Company to register an increased number of shares on behalf of Castle Creek relative to the operation of the antidilution provisions in the July amendment to the notes payable. The company believes the lawsuit is without merit and intends to vigorously defend its position in this regard. No adjustments have been made in the Company's financial statements as a result of this lawsuit.

The Company believes it may have a claim against its former legal counsel resulting from their representation of the Company in the restructuring of the Castle Creek agreements in which the July 2001 warrant was issued.

                                  SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CELLPOINT INC.



                                     By:           /s/ Peter Henricsson
                                         ---------------------------------------
                                                      Peter Henricsson
                                          President and Chief Executive Officer




                                     By:           /s/ Lars Wadell
                                        ----------------------------------------
                                                      Lars Wadell
                                                Chief Financial Officer


Date: November 19, 2001