Form 10QSB/A
period 2001-09-30
CELLPOINT INC
filed 2002-01-18
CIK 1046607

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                  FORM 10-QSB/A

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 17, 2002, 16,355,543 shares of Common Stock, par value $.001 per share.

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

On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes will be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and is scheduled to make a final payment on October 1, 2002 for $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment, remains in effect, except as further modified by the Stipulation and Order discussed below.

On November 15, 2001, the Company was served with a suit by Castle Creek, and on December 13, 2001, Castle Creek filed an amended complaint, to have its debt of in excess of $6.1 million principal plus interest declared due and payable, for a default payment of $2 million and other damages and relief.
The principal issue in dispute in the litigation is the antidilution adjustment applicable to the number of shares that Castle Creek is entitled to purchase under the warrant issued in the July 25, 2001 restructuring with Castle Creek to purchase 500,000 shares of common stock (see "Legal Proceedings"). On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, and an additional $550,000 by February 28, 2002 and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. If the Company is in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing the Company closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

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

As a result of the private placements at the end of the quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and additional shares of 608,235 issuable upon exercise of the warrants. The terms of this warrant were further modified by the Stipulation and Order discussed above.

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

The Company filed with the Securities and Exchange Commission on October 31, 2001 and amended on November 16, 2001 and January 4, 2002, a registration statement covering all shares of Common Stock issued and issuable upon exercise of the warrants described above.

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

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $509,040 to $1,863,818 in the Current Quarter from $1,354,778 in the Comparable Quarter. The increase in selling, general and administrative expenses in the Company's continuing operations was primarily due to one-time costs in connection with the Company's restructuring plan. Recurring selling, general and administrative expenses are expected to decrease in future periods due to the restructuring program in place.

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

 LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for the Current Quarter was ($5,258,238) versus

($2,718,473) in the Comparable Quarter. The increase in loss from continuing operations in the Current Quarter was mainly due to the restructuring costs and the amortization of the debt discount related to the convertible notes.

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

 NET LOSS AND LOSS PER SHARE. As a result of the above, net loss was ($5,258,238) for the Current Quarter. Loss per share from continuing operations was ($0.48) based on weighted average shares outstanding of 10,982,040, while the Comparable Quarter loss per share from continuing operations was ($0.31) based upon a weighted average of 8,743,630 shares outstanding. The net loss for the Comparable Quarter was ($5,347,298) including the loss from discontinued operations of ($2,628,825).

LIQUIDITY AND CAPITAL RESOURCES

 WORKING CAPITAL. At September 30, 2001, the Company had $4,558,437 in current assets. Cash and cash equivalents amounted to $2,312,231. Current liabilities were $8,089,064 at September 30, 2001. At June 30, 2001, the Company had $4,993,093 in current assets, of which $687,151 consisted of cash and cash equivalents. Working capital deficit at the end of the Current Quarter was ($3,530,627), as compared to ($2,408,779) at the end of Fiscal 2001. The decrease in working capital is attributable mainly to accruals for restructuring charges and the use of a bank overdraft facility.

 CASH FLOW FROM OPERATIONS. For the Current Quarter, the Company used net cash in operating activities from continuing operations of $158,061 as compared to $2,512,572 for the Comparable Quarter. Net cash used in operating activities from discontinued operations was $1,079,392 in the Current Quarter, as compared to $412,787 in the Comparable Quarter. The increase in net cash provided is primarily a result of decreased operating loss before depreciation and amortization and non-cash expense related to the amortization of the debt discount in connection with convertible notes. For the current fiscal year, total operating expenses are expected to continue to decrease on a quarterly basis.

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

         o We have been sued by Castle Creek Technology Partners, LLC, which has provided us financing, to have our debt of in excess of $6 million declared due and payable, for a default payment of $2 million and other damages and relief (See "Legal Proceedings"), based on an alleged failure on our part to register an increased number of shares for Castle Creek due to the operation of antidilution provisions in a warrant we issued to Castle Creek in July 2001. On December 19, 2001, we entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that we make required prepayments on our Notes to Castle Creek of $200,000 by January 31, 2002, and an additional $550,000 by February 28, 2002 and provided, further, that we do not breach our agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. If we are in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. We are also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing we close; provided, that the maximum aggregate amount of prepayments that we are required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

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

         o Our ability to make required payments on and to retire the outstanding convertible notes held by Castle Creek Technology Partners, LLC, pursuant to the terms of the Note Purchase, Modification and Forebearance Agreement, dated as of July 25, 2001, as amended as of September 26, 2001, and by the Stipulation and Order with Castle Creek.

         o Our ability to continue to meet the listing requirements of the Nasdaq National Market. On November 21, 2001, The Nasdaq Stock Market notified us of its staff determination that we did not comply with the minimum net tangible assets or the stockholders equity listing standards and requested that we submit a definitive plan for compliance with these standards. We submitted our plan in response to this notice on December 17, 2001. Due to the change in our financial statements for the quarter ended September 30, 2001, set forth herein, we have been advised by Nasdaq that this proceeding is moot.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART II

ITEM 1. LEGAL PROCEEDINGS


                            PENDING LEGAL PROCEEDING

    As described elsewhere in this report, the Company is party to a Securities Purchase Agreement, dated December 6, 2000, with Castle Creek Technology Partners LLP ("Castle Creek"), pursuant to which it issued $10,000,000 principal amount of its convertible notes (the "Notes") to Castle Creek, a Stock Purchase Warrant, dated December 6, 2000, entitling Castle Creek to purchase additional shares of the Company's common stock, and a related Registration Rights Agreement, dated December 6, 2000, providing for registration with the Securities and Exchange Commission ("SEC") of the shares of common stock owned by Castle Creek and issuable pursuant to said convertible notes and stock purchase warrant for resale. On July 25, 2001, the Company and Castle Creek Technology Partners LLC ("Castle Creek") entered into a Note Purchase, Modification and Forebearance Agreement (the "July Agreement"), pursuant to which the Company agreed to purchase over 90 days for 86% of face value of the then remaining $9.25 million principal amount in convertible notes held by Castle Creek. The Company agreed to pay $3.0 million to Castle Creek by September 24, 2001 and $4.955 million by October
23, 2001 (of which $1.0 million was paid as a non-refundable deposit on July
25. 2001), plus all accrued and unpaid interest from the original issuance date through October 23, 2001 or, if earlier, the date of the purchase. As part of the transaction, the Company issued to Castle Creek five-year warrants to purchase 500,000 shares of Common Stock, exercisable, after one year, at an initial exercise price of $3.14 per share (subject to specified anti-dilution adjustment as set forth in the terms of such warrants). The shares issuable upon exercise of such warrant were required to be registered with the Securities and Exchange Commission.

    In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. The fixed conversion price of the notes was changed to $4.00 with no floating conversion price if the notes were purchased on a timely basis and the Company was in compliance with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes. The Company granted Castle Creek a full release of all claims anal agreed not to disparage Castle Creek; Castle Creek has agreed not to disparage the Company.

    On September 26, 2001, Ce1lPoint and Castle Creek entered into an amendment of the July Agreement to repurchase the convertible notes held by Castle Creek and related maters. Pursuant to the amendment, the Company paid $2.25 million to Castle Creek on September 26, 2001 for principal and accrued interest. The remaining outstanding convertible notes are subject to a fixed conversion puce of $4.00, and are scheduled to be, repurchased on October 1, 2002 for approximately $6.1 million plus accrued interest (and, in the event of a material breach by the Company, such prices will be then subject to specified adjustments by a reset of the fixed conversion price to the lower of (a) the average closing price during the ten-day period beginning five days prior to the date of such non compliance event, or (b) the lowest price at which the Company's Common Stock or Common Stock equivalents are sold after September 25, 2001, and by the payment of an additional repurchase amount of $2,000,000). The outstanding notes are prepayable in part or in whole at any time, without penalty.

    The Company was served with a complaint on November 15, 2001, for a suit by Castle Creek to have its debt of in excess of $6 million declared due and payable, for a default payment of $2 million and other damages and relief, and on December 13, 2001, Castle Creek filed an amended complaint. The principal issue in dispute in the litigation is a declaratory judgment sought by Castle Creek as to the antidilution adjustment applicable to the number of shares that Castle Creek is entitled to purchase under the warrant to purchase 500,000 shares of common stock issued in the July 25, 2001 restructuring with Castle Creek. On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, and an additional $550,000 by February 28, 2002 and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. If the Company is in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing it closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000. The Company has also registered in its Registration Statement that was declared effective by the Securities and Exchange Commission on January 8, 2002, the 1,500,000 shares issuable to Castle Creek by reason of the Stipulation and Order for the July 2001 warrant.

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

                         CELLPOINT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN USD)

                                                                              NOTE     SEPTEMBER 30,        JUNE 30,
                                                                                           2001               2001
ASSETS                                                                                  (unaudited)         (audited)
CURRENT ASSETS
   Cash and cash equivalents                                                         $   2,312,231      $     687,151
   Accounts receivable                                                                     642,793          1,366,641
   Unbilled receivables                                                                    368,451            792,443
   Prepaid expenses and other current assets                                               179,963            383,578
   Other receivables                                                                       420,576            402,132
   Current assets of discontinued operations                                    2          634,423          1,361,148
                                                                                     -------------      -------------

TOTAL CURRENT ASSETS                                                                     4,558,437          4,993,093

LONG-TERM ASSETS
   Restricted cash                                                              7          385,720            184,216
   Acquired technology, net of accumulated amortization of $6,212,579 and               14,770,026         15,571,001
      $5,411,604, respectively
   Other intangible assets, net of accumulated amortization of $1,408,654 and            1,010,377          1,107,201
      $1,311,830, respectively
   Property and equipment, net of accumulated depreciation of $951,999 and                 969,760            885,780
      $480,345, respectively
   Non-current assets of discontinued operations                                2          477,388            521,401
                                                                                     -------------      -------------

TOTAL LONG-TERM ASSETS                                                                  17,613,271         18,269,599
                                                                                     -------------      -------------

TOTAL ASSETS                                                                         $  22,171,708      $  23,262,692
                                                                                     -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses and other current liabilities                                    $   3,317,372      $   2,337,066
   Accounts payable                                                                      2,939,457          2,082,257
   Current liabilities of discontinued operations                               2        1,126,798          2,982,549
   Bank overdraft                                                                          705,437                 --
                                                                                     -------------      -------------

TOTAL CURRENT LIABILITIES                                                                8,089,064          7,401,872
LONG-TERM DEBT (net of debt discount of $1,499,587 and $1,914,490,
   respectively)                                                                3        8,605,513         11,785,510
                                                                                     -------------      -------------

TOTAL LIABILITIES                                                                       16,694,577         19,187,382
                                                                                     -------------      -------------

MINORITY INTEREST                                                                           48,464             48,464
COMMITMENTS AND CONTINGENCIES                                                   9
STOCKHOLDERS' EQUITY
   Preferred shares ($0.001 par value; authorized 3,000,000 shares, nil issued                  --                 --
      and outstanding)
   Common shares ($0.001 par value; authorized 22,000,000 shares, 11,008,141                11,008             10,824
      shares and 10,824,503 shares issued and outstanding, respectively)
    Common shares to be issued                                                  4        6,621,130                 --
   Additional paid in capital                                                           99,601,633         98,692,254
   Cumulative foreign currency translation adjustment                                      764,584            597,478
    Stock subscription receivable                                               4       (1,037,740)                --
   Accumulated deficit                                                                (100,531,948)       (95,273,710)
                                                                                     -------------      -------------

TOTAL STOCKHOLDERS' EQUITY                                                               5,428,667          4,026,846
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  22,171,708      $  23,262,692
                                                                                     -------------      -------------

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN USD)

                                                                        THREE MONTHS ENDED
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                        NOTE         2001               2000
                                                                  (unaudited)        (unaudited)

Revenues                                                         $    415,205      $    925,553
Cost of revenues                                                      (21,046)         (228,833)
                                                                 ------------      ------------

Gross profit                                                          394,159           696,720
                                                                 ------------      ------------
Selling, general and administrative expenses              5        (1,863,818)       (1,354,778)
Research and development expenses                                  (1,072,107)         (779,300)
Professional fees                                                    (165,675)         (221,498)
Depreciation and amortization                                      (1,010,219)         (909,974)
                                                                 ------------      ------------

          TOTAL OPERATING EXPENSES.....................            (4,111,819)       (3,265,550)
                                                                 ------------      ------------

LOSS FROM OPERATIONS                                               (3,717,660)       (2,568,830)
Financial items, net                                      8        (1,540,578)         (149,643)
                                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS........................            (5,258,238)       (2,718,473)
                                                                 ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS......................   2                --        (2,628,825)
                                                                 ------------      ------------

NET LOSS                                                         ($ 5,258,238)     ($ 5,347,298)
                                                                 ------------      ------------

Weighted average number of shares outstanding,
      basic and diluted                                            10,982,040         8,743,630
                                                                 ------------      ------------
Net loss per common share basic and diluted:
    Continuing operations                                        $      (0.48)     $      (0.31)
    Discontinued operations                                      $      (0.00)     $      (0.30)
    Net loss per share                                           $      (0.48)     $      (0.61)

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                (AMOUNTS IN USD)

                                                                   THREE MONTHS ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                2001              2000
                                                             (UNAUDITED)       (UNAUDITED)

          Net loss                                          ($ 5,258,238)     ($ 5,347,298)

          Other comprehensive income/(loss),
          cumulative foreign exchange adjustments                167,106          (152,446)
                                                            ------------      ------------

          Comprehensive loss                                ($ 5,091,132)     ($ 5,499,744)
                                                            ============      ============

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN USD)


NOTE 6                                                                                 THREE MONTHS      THREE MONTHS
                                                                                           ENDED            ENDED
                                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                                            2001             2000
                                                                                         (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................................   $ (5,258,238)   $ (5,347,298)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Loss from discontinued operations ................................................             --       2,628,825
   Depreciation and amortization ....................................................      1,010,219         909,974
   Provision for allowance on accounts receivables ..................................             --         (36,732)
   Non-cash financing costs .........................................................      1,120,945              --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in restricted cash ......................................................       (201,504)             --
   Increase in accounts receivable ..................................................        723,848        (711,106)
   Increase in inventory ............................................................             --         (21,914)
   Decrease in unbilled receivables .................................................        423,992              --
   Decrease in prepaid expenses .....................................................        203,615         223,536
   Decrease/(increase) in other receivables .........................................        (18,444)        168,416
   Increase/(decrease) in accrued expenses and other current liabilities ............        980,306        (175,424)
   Increase/(decrease) in accounts payable ..........................................        857,200         (95,332)
   Decrease in due to affiliate .....................................................             --         (55,517)
                                                                                        ------------    ------------

NET CASH  USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS: ..................       (158,061)     (2,512,572)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS: .................     (1,079,392)       (412,787)
                                                                                        ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES: ..............................................     (1,237,453)     (2,925,359)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .............................................................       (200,911)        (82,980)
                                                                                        ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUED OPERATIONS: ....................       (200,911         (82,980)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS: .................         (3,429)       (106,728)
                                                                                        ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES: ..............................................       (204,340)       (189,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable ........................................................     (3,144,900)             --
   Net proceeds from private placements .............................................      5,336,911         149,800
   Bank overdraft ...................................................................        705,437              --
                                                                                        ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS: ...............      2,897,448         149,800


Effects of exchange rate changes on cash ............................................        171,617         (35,310)
Effects of exchange rate changes on cash from discontinued operations ...............         (2,192)        (43,666)
                                                                                        ------------    ------------

Increase/ (decrease) in cash and cash equivalents ...................................      1,625,080      (3,044,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        687,151       6,624,392
                                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $  2,312,231    $  3,580,149
                                                                                        ------------    ------------

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

On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes will be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and is scheduled to make a final payment on October 1, 2002 for approximately $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or
(2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment and the Stipulation and Order with Castle Creek, remains in effect.

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

As a result of the private placements at the end of the quarter (see Note 4), the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated the adjusted exercise price and the adjusted number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of approximately $1.42 and additional shares of approximately 608,235 issuable upon exercise of the warrants and as further adjusted under the Stipulation and Order with Castle Creek.

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

The Company filed with the Securities and Exchange Commission on October 31, 2001 and amended on November 16, 2001 and January 4, 2002, a registration statement covering all shares of Common Stock issued and issuable upon exercise of the warrants described above.

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

9 COMMITMENTS AND CONTINGENCIES

The Company was served on November 15, 2001, with a lawsuit, which was amended on December 13, 2001, by Castle Creek in which Castle Creek are claiming that the outstanding notes are due and payable and are seeking payment of a default penalty of $2,000,000 and other damages and relief based on an alleged failure on the part of the Company to register an increased number of shares on behalf of Castle Creek relative to the operation of the antidilution provisions in the July 2001 Warrant, issued in conjunction with amendments to the notes payable. The Company entered into a Stipulation and Order on December 19, 2001, with regard to this lawsuit. No adjustments have been made in the Company's financial statements as a result of this lawsuit.

The Company has filed a claim against its former legal counsel resulting from their representation of the Company in the restructuring of the Castle Creek agreements in which the July 2001 warrant was issued.

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


Date: January 18, 2002