Form 10QSB
period 2001-12-31
CELLPOINT INC
filed 2002-02-14
CIK 1046607

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

--------------------------------------------------------------------------------
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER 000-25205

                                 CELLPOINT INC.

                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
                     NEVADA                                52-2032380
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)
--------------------------------------------------------------------------------
             3000 HILLSWOOD DRIVE,                         (Zip Code)
            HILLSWOOD BUSINESS PARK,
      CHERTSEY, SURREY KT16 ORS, ENGLAND
   (Address of principal executive offices)
--------------------------------------------------------------------------------

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

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The financial statements for the Company's second fiscal quarter ended December 31, 2001 are attached to this Report, commencing on page F-1.

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

RECENT DEVELOPMENTS

UNWIRE AB AND TELEMATICS OPERATIONS IN CELLPOINT SOUTH AFRICA

         On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. Accordingly, the telematics business segment was presented as a discontinued operation in the balance sheet as of June 30, 2001 and the related statements of operations and cash flows for the six months ended December 31, 2001. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operations through the expected date of disposition. For the six months ended December 31, 2001 the Company has incurred losses of approximately $1,085,000 against the accrual. The Company does not anticipate any further significant losses in connection with the disposal of this segment and the segment is no longer a part of the Company. Net sales for Telematics were approximately $264,000 and $195,037 for the six months ended December 31, 2001 and 2000, respectively.

         On October 9, 2001, the Company's subsidiary, Unwire AB, filed for protection under the bankruptcy courts in Sweden. As a result of the filing, the Company has ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now has no control over the operations or decision making capabilities of Unwire. As a result, Unwire is no longer included in the consolidated financial statements of the Company.

         In November, 2001 CellPoint Systems SA ("Systems SA"), the Company's South African subsidiary, filed for liquidation under the laws of South Africa. Systems SA operated a research and development facility for the Company. The telematics portion of Systems SA has already been included in the discontinued operations for financial reporting purposes. The results of the location services portion of Systems SA is not included in discontinued operations, and those functions are to be continued within the Company's Swedish operating subsidiary. Costs of closing this subsidiary, primarily the write-off of the net receivable from Systems SA, were accrued in the June 30, 2001 financial statements.

RESTRUCTURING PROGRAM

         On October 19, 2001 CellPoint Systems AB acquired 100% of its partly-owned development company, Micronet MLS AB in Karlskrona, Sweden, purchasing the outstanding 42% of Micronet MLS and assets with 107,142 shares of the Company's common stock. Micronet MLS AB staff have transferred to Systems AB to preserve the security of the Company's technology and facilitate cost savings in the future.

As a result of the above, Micronet MLS AB is currently a dormant entity and is expected to be liquidated in the near future.

Consistent with the Company's strategy to reduce operating costs within continuing operations, the United Kingdom subsidiary CellPoint Europe Ltd filed for liquidation on November 2, 2001. The Company's headquarters and management functions reside in its office in Kista, Sweden. A branch office will be maintained in the United Kingdom to continue serving existing and future customers.

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

         In connection with the convertible notes, the Company issued a warrant that was immediately exercisable and which expires on December 5, 2005. The warrant grants Castle Creek the right to purchase 210,526 shares of the Company's common stock at an exercise price per share of $11.40, subject to adjustment.

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

         On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes were to be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and was scheduled to make a final payment on October 1, 2002 for $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment and the Stipulation and Order discussed below, remains in effect.

         On November 15, 2001, the Company was served with a suit by Castle Creek, and on December 13, 2001, Castle Creek filed an amended complaint, to have its debt of in excess of $6.1 million principal plus interest declared due and payable, for a default payment of $2 million and other damages and relief. The principal issue in dispute in the litigation was the antidilution adjustment applicable to the number of shares that Castle Creek is entitled to purchase under the warrant issued in the July 25, 2001 restructuring with Castle Creek to purchase 500,000 shares of common stock (see "Legal Proceedings").

         On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, which payment was timely made, and an additional $550,000 by February 28, 2002, and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. In addition, the Stipulation and Order specified an adjustment in the exercise price of the December 2000 warrant from $11.40 to $7.75 and the July 2001 warrant that carried anti-dilution provisions was amended to give Castle Creek the right to purchase 1,500,000 shares at an adjusted exercise price of $1.20 per share. There are no further adjustments to the number of shares purchasable under the July 2001 warrant except by reason of stock splits, stock dividends and the like. The July 2001 warrant is immediately exercisable as to 50% of the 1,500,000 shares and exercisable as to the balance beginning July 25, 2002, with the warrant expiring on July 25, 2006. If the Company is in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing the Company closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

         As of December 31, 2001, Castle Creek had converted $750,000 of the notes into 270,594 shares.

         Following each of the debt modifications, the Company applied the rules of Emerging Issues Task Force ("EITF") 96-19: "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Based on the provisions of EITF 96-19 it was determined that there was not a substantial change from the original debt agreement and as such, the modified debt continues to be presented at fair value using the new effective interest rate. Legal fees associated with the modifications were expensed in the periods in which they were incurred.

         Due to the beneficial conversion features associated with the financing, the Company applied EITF 00-27: Application of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", to the convertible instruments. In accordance with EITF 00-27 the value of the beneficial conversion feature was recorded as a reduction to the carrying amount of the convertible debt and an addition to paid-in-capital. The fair value of the warrants granted in connection with the financing and the amendments thereto was calculated using the Black Scholes pricing model and recorded as a further reduction to the carrying amount and an addition to paid-in-capital.

         As a result of the private placements at the end of the first quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and additional shares of 608,235 issuable upon exercise of the warrants. The adjustment to the exercise price of the warrants increased the value of the warrants recorded as debt discount by $263,553. The terms of this warrant were further modified by the Stipulation and Order discussed above. As a result of the changes provided by the Stipulation and Order, a further discount of $248,574 was recorded.

         The Company has therefore recorded a total debt discount of approximately $4,026,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions and repayments of the debt principal. Amortization for the three and six month months periods ended December 31, 2001 and 2000 was approximately $483,000, $128,000, $1,604,000 and $128,000, respectively, and is recorded as a component of financial items.

         On December 20, 2001, the Company negotiated an additional $500,000 loan in addition to the $4 million loan already outstanding with M&S Trust.

RECENT SALE OF SECURITIES

         On September 25, 2001, the Company closed a private placement pursuant to which it issued 3,250,000 shares of Common Stock for proceeds of $3,250,000. In addition, the Company issued warrants to purchase 1,625,000 shares of Common Stock, exercisable at $2.25 per share for two years. The Company used part of the proceeds from this offering to make the initial required payment to Castle Creek for the repurchase of a portion of the convertible notes held by Castle Creek.

         On September 25, 2001, the Company closed a placement under Regulation S for an aggregate of $2,071,130, pursuant to which the Company issued an aggregate of 1,568,144 shares and 784,071 warrants to purchase shares of the Company's Common Stock, exercisable at $2.36 per share for two years.

As a result of the private placements, the Company has received proceeds totaling approximately $5,762,000 by December 31, 2001. Commitments totaling approximately $859,000 have been reported as Stock subscriptions receivable in Stockholders' equity. Shares of the Company's Common Stock in relation to the Stock subscription receivable have not been issued and thus they have been reflected in Stockholders' equity as Common Shares to be issued at December 31, 2001.

         On October 5, 2001, the Company completed the initial closing of a private placement of Common Stock and warrants pursuant to which it issued an aggregate of 1,238,096 shares of Common Stock for proceeds of $1,300,000. In addition, the Company issued warrants to purchase 619,048 shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months following the closing, and the other half of which are exercisable at $5.00 per share for twenty-four months following the closing.

COMMERCIAL DEVELOPMENTS

         On November 26, 2001, CellPoint announced that E-Plus had ordered CellPoint's Mobile Location Broker (MLB) as its location middleware platform. The MLB will be used for external access to location data, empowering Mobile Virtual Network Operators, independent Service Providers, and other partners when creating value added services. MLB is an integral component enabling new revenue streams for mobile operators and their Service Provider partners to deliver location-specific mobile Internet services. CellPoint's Mobile Location Server (MLS) is already installed at E-Plus and can position users irrespective of whether they are actively engaged in a call or not; MLB completes the full solution for location service provision.

         During the Quarter, the Company announced results of an extensive performance testing program for its network-based location services platform, Mobile Location System (MLS). Stringent tests were carried out on an entry-level location platform configuration to measure and capture the performance data that is most important to GSM carriers. The CellPoint platform was loaded to simulate 2,500 users doing 504,000 requests over a 60-minute period. This load reflects a capacity of 140 location transactions per second. The Company also announced it was ready to accept challenges by any location platform vendor in any GSM environment.

EVENTS AFTER DECEMBER 31, 2001

         On January 31, 2002, the Company closed a private placement of Common Stock and warrants pursuant to which it issued an aggregate of 848,982 shares of Common Stock for proceeds of $665,000. In addition, the Company issued warrants to purchase 424,471 shares of Common Stock which are exercisable at $1.50 per share for twenty four months following the closing.

         On January 31, 2002, CellPoint paid $200,000 to Castle Creek per the Stipulation and Order discussed above.

         On February 5, 2002, the Company announced its Mobile Location Broker had been selected and installed for a major European Mobile Portal with further details to be provided before 3GSM World in Cannes, France taking place on Feb 19-21.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001

         The results of continuing operations are reported herein for the Company's location services business. The Company's telematics division is reported as "discontinued operations".

         REVENUES. In the fiscal quarter ended December 31, 2001 (the "Current Quarter"), the Company's gross revenues from continuing operations were $176,552, as compared to revenues from continuing operations of $804,417 for the fiscal quarter ended December 31, 2000 (the "Comparable Quarter"). All of the Company's revenues came from the European market. The decrease in revenues is considered to be a timing effect as the Company previously recorded revenue in prior quarters based on revenue recognition rules for software installation of its Mobile Location System (MLS) product. The Company is currently engaged in several negotiations to close further contracts. No revenues were recorded during the quarter from the contract announced in December 2001 for the license sale of its Mobile Location Broker.

         COST OF REVENUES. Costs incurred by the Company in producing revenues in the Comparable Quarter were mainly the costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. Such costs decreased by $112,929 to $14,637 in the Current Quarter as compared to $127,566 in the Comparable Quarter. The Company's role in supplying hardware in relation to its sale of software and applications is decreasing, and accordingly, the costs of producing revenue as a percentage of revenue has decreased. Research and development expenses are recorded separately.

         GROSS PROFIT. For the Current Quarter, the Company recorded a gross profit of $161,915 as compared to $676,851 gross profit in the Comparable Quarter. This decrease in gross profit is attributable to the decrease in revenues in the Current Quarter whilst the gross margin increased by 7.6% to 91.7% in the Current Quarter from 84.1% in the Comparable Quarter as a result of decreased need to supply hardware as part of the Company's product.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses decreased by $1,269,694 to $599,929 in the Current Quarter from $1,869,623 in the Comparable Quarter. The decrease in selling, general and administrative expenses in the Company's continuing operations was primarily due the Company's restructuring program. Recurring selling, general and administrative expenses are expected to decrease in future periods due to the restructuring program in place compared to the fiscal year ended June 30, 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased by $298,147 to $1,388,832 in the Current Quarter from $1,090,685 in the Comparable Quarter. The increase in research and development expenses in the Company's continuing operations was due to the research and development of the new generation of software platforms for location-based services.

         PROFESSIONAL FEES. Professional fees increased by $24,756 to $485,585 in the Current Quarter from $460,829 in the Comparable Quarter due to charges from the Company's previous law firm of at least $250,000 which, according to the Company, is without merit as following the Company's the lawsuit against the law firm. Professional fees in the Current Quarter are related to costs incurred in connection with general legal, accounting, consulting and regulatory compliance.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $39,624 to $974,912 in the Current Quarter from $935,288 in the Comparable Quarter. Depreciation and amortization is primarily related to purchased technology. The amortization of the positioning technology acquired in connection with the Unwire acquisition and retained by the continuing operations amounts to $386,879 and $386,879 and the amortization of the original core technology amounts to $445,830 and $497,082 for the three months ended December 31, 2001 and 2000, respectively.

         FINANCIAL ITEMS. Financial items resulted in an expense of $745,148 in the Current Quarter compared to a net expense of $599,037 in the Comparable Quarter. Interest expense was $664,882 in the Current Quarter, compared to interest income of $198,125 in the Comparable Quarter. The increase in interest expense was attributable to the $10,000,000 of convertible notes issued in December 2000 and the amortization of the debt discount recorded in relation to those notes and the subsequent amendments to the terms thereof resulting in non-cash expense in the Current Quarter of $483,305. Interest expense in the Current Quarter consisted of non-cash expense of $483,305 on the Castle Creek debt discount, interest of $91,577 to Castle Creek and interest of $90,000 to M&S Trust. In the Current Quarter, the Company had realized foreign exchange losses aggregating $125,591 whereas in the Comparable Quarter, the Company had net realized foreign exchange gain of $6,610. These items result primarily from exchange rate fluctuations in the currencies of the United States, England and Sweden.

         LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for the Current Quarter was ($4,032,491) versus ($4,620,896) in the Comparable Quarter. The decrease in loss from continuing operations in the Current Quarter was mainly a result of the restructuring of the Company.

         INCOME/LOSS FROM DISCONTINUED OPERATIONS. On July 25, 2001, the Company publicly announced its intention to sell its telematics division. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. Under accounting principles generally accepted in the United States, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for the Comparable Quarter. The loss from "discontinued operations" of $3,299,030 represents the operating losses of the telematics division for the comparable quarter. This amount includes depreciation and amortization of $2,290,312. The loss for the discontinued operations prior to October 9, 2001 was taken as a cost in the fiscal year-end 2001. Results subsequent to October 9, 2001 are no longer a part of the Company's consolidated financial statements. In addition, in the quarter ended December 31, 2001, upon disposition of the subsidiaries operating in the telematics business the Company has recorded the reversal of the cumulative translation adjustment relative to these discontinued operations that had previously been recorded as a component of Stockholders' Equity.

         NET LOSS AND LOSS PER SHARE. As a result of the above, net loss was ($4,032,491) for the Current Quarter. Loss per share from continuing operations was ($0.25) based on weighted average shares outstanding of 16,301,713, while the Comparable Quarter loss per share from continuing operations was ($0.44) based upon a weighted average of 10,485,000 shares outstanding. The net loss for the Comparable Quarter was ($7,919,926) including the loss from discontinued operations of ($3,299,030).

SIX MONTHS ENDED DECEMBER 31, 2001

         The results of continuing operations are reported herein for the Company's location services business. The Company's telematics division is reported as "discontinued operations".

         REVENUES. In the six months ended December 31, 2001 (the "Current Period"), the Company's gross revenues from continuing operations were $591,757, as compared to revenues from continuing operations of $1,729,970 for the six months ended December 31, 2000 (the "Comparable Period"). All of the Company's revenues came from the European market. The decrease in revenues is considered to be a timing effect as the Company is currently engaged in several negotiations to close further contracts.

         COST OF REVENUES. Costs incurred by the Company in producing revenues in the Comparable Period were mainly the costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. Such costs decreased by $320,716 to $35,683 in the Current Period as compared to $356,399 in the Comparable Period. The Company's role in supplying hardware in relation to its sale of software and applications is decreasing, and accordingly, the costs of producing revenue as a percentage of revenue has decreased. Research and development expenses are recorded separately.

         GROSS PROFIT. For the Current Period, the Company recorded a gross profit of $556,074 as compared to

$1,373,571 gross profit in the Comparable Period. This decrease in gross profit is attributable to the decrease in revenues in the Current Period whilst the gross margin increased by 14.6% to 94.0% in the Current Period from 79.4% in the Comparable Period as a result of decreased need to supply hardware as part of the Company's product.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses decreased by $760,655 to $2,463,746 in the Current Period from $3,224,401 in the Comparable Period. The decrease in selling, general and administrative expenses in the Company's continuing operations was primarily due to the restructuring program. Recurring selling, general and administrative expenses are expected to decrease in future periods due to the restructuring program in place compared to the fiscal year ended June 30, 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses increased by $590,954 to $2,460,939 in the Current Period from $1,869,985 in the Comparable Period. The increase in research and development expenses in the Company's continuing operations was due to the research and development of the new generation of software platforms for location-based services.

         PROFESSIONAL FEES. Professional fees decreased by $31,066 to $651,261 in the Current Period from $682,327 in the Comparable Period. Professional fees in the Current Period are primarily related to costs incurred in connection with regulatory compliance.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased by $139,869 to $1,985,131 in the Current Period from $1,845,262 in the Comparable Period. Depreciation and amortization is primarily related to purchased technology. The amortization of the positioning technology acquired in connection with the Unwire acquisition amounts to $805,357 and $773,758 and the amortization of the original core technology amounts to $891,660 and $994,163 for the six months ended December 31, 2001 and 2000, respectively.

         FINANCIAL ITEMS. Financial items resulted in an expense of $2,285,726 in the Current Period compared to a net expense of $748,680 in the Comparable Period. Interest expense was $2,014,576 in the Current Period, compared to $13,490 in the Comparable Period. The increase in interest expense was attributable to the $10,000,000 of convertible notes issued in December 2000 and the amortization of the debt discount recorded in relation to those notes and the subsequent amendments to the terms thereof resulting in non-cash expense in the Current Period of $1,604,249. Interest expense in the Current Period consisted of the non-cash expense of $1,604,249 on the Castle Creek debt discount, interest of $230,327 to Castle Creek and interest of $180,000 to M&S Trust. In the Current Period, the Company had realized foreign exchange losses aggregating $250,044 whereas in the Comparable Period, the Company had net realized foreign exchange gain of $6,610. These items result primarily from exchange rate fluctuations in the currencies of the United States, England and Sweden.

         LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for the Current Period was ($9,290,729) versus ($7,339,369) in the Comparable Period. The increase in loss from continuing operations in the Current Period was a result of the increased financial costs related to the Castle Creek transaction of interest expense ($230,247) and non-cash expense of ($1,604,249).

         INCOME/LOSS FROM DISCONTINUED OPERATIONS. On July 25, 2001, the Company publicly announced its intention to sell its telematics division. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. Under accounting principles generally accepted in the United States, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for the Comparable Period. The loss from "discontinued operations" of ($5,927,855) represents the operating losses of the telematics division for the comparable period. This amount includes depreciation and amortization of $4,504,197. The loss for the discontinued operations for the Current Period was taken as a cost in the fiscal year-end 2001. In addition, in the quarter ended December 31, 2001, upon disposition of the subsidiaries operating in the telematics business the Company has recorded the reversal of the cumulative translation adjustment relative to these discontinued operations that had previously been recorded as a component of Stockholders' Equity.

         NET LOSS AND LOSS PER SHARE. As a result of the above, net loss was ($9,290,729) for the Current Period. Loss per share from continuing operations was ($0.68) based on weighted average shares outstanding of 13,641,876, while the Comparable Period loss per share from continuing operations was ($0.70) based upon a weighted average of 10,475,000 shares outstanding. The net loss for the Comparable Period was ($13,267,224) including the loss from discontinued operations of ($5,927,855).

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. At December 31, 2001, the Company had $1,300,386 in current assets. Cash and cash equivalents amounted to $179,729. Accounts receivable was $729,498. Current liabilities were $14,550,071 at December 31, 2001. Included in that amount is $2,667,869 in accrued expenses and current liabilities of which $271,892 related to standard business payables, $433,766 to taxes, $140,000 to professional fees not yet billed, $190,000 to salaries to shareholders who are also employees of the Company, accrued interest payable to Castle Creek of $422,474, $209,208 of deferred income not yet billed, $212,176 remaining reserve on a previous acquisition and $788,353 accrued for contingent costs related to liquidated subsidiaries. The Company does not expect any imminent payments in connection with these contingencies but these accruals made in prior periods will be maintained until liquidation is cleared by the trustees.

         Accounts payable of $2,805,511 includes $518,514 invoiced from the Company's former legal counsel and is in dispute by the Company. In December 2001, the Company filed a malpractice claim against former counsel relating to work performed in connection with the Company's agreements with Castle Creek Technology Partners LLC. The claim alleges former counsel breached the duty of care owed to their client by failing to reasonably and competently represent CellPoint in the transactions associated with Castle Creek. The claim further alleges that their actions and omissions fall below the standards for reasonably competent attorneys in the preparation of documents consummating the agreements and the advice related thereto. Also included in current liabilities is $4,576,691 of short-term debt to Castle Creek Technology Partners LLC and $4,500,000 to M&S Trust. The Company has established payment plans for several current liabilities and payables to be paid over the next three to six months.

         Long term liabilities were $725,750 and comprised of a related party note due in April 2003 (See Note 9 to Financial Statements).

         At June 30, 2001, the Company had $4,993,093 in current assets, of which $687,151 consisted of cash and cash equivalents. Working capital deficit at the end of the Current Quarter was ($13,249,685), as compared to ($2,408,779) at the end of Fiscal 2001. The decrease in working capital is attributable mainly to the reclassification of long-term debt of ($9,076,691) to current liabilities as it is now due within 12 months of the end of the Current Quarter.

         CASH FLOW FROM OPERATIONS. For the Current Period, the Company used net cash in operating activities from continuing operations of $3,202,312 as compared to $5,880,954 for the Comparable Period. Net cash used in operating activities from discontinued operations was $1,094,378 in the Current Period, as compared to $1,883,132 in the Comparable Period. The increase in net cash provided is primarily a result of decreased operating loss before depreciation and amortization and non-cash expense related to the amortization of the debt discount in connection with convertible notes. For the current fiscal year, total operating expenses are expected to continue to decrease on a quarterly basis.

On July 25, 2001, CellPoint publicly announced the planned sale of Unwire. The Company was unable to identify a purchaser for Unwire and on October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. The Company does not anticipate any further significant charges in relation to this bankruptcy.

         CASH FLOW FROM INVESTING ACTIVITIES. For the Current Period, the Company had a net cash outflow from investing activities from continuing operations of $259,395 versus a net cash outflow of $85,149 in the Comparable Period whereof

$242,864 was primarily due to ongoing research and development expenses offset by $157,715 being proceeds from disposal of investment in affiliated company. The Company does not currently have any commitments for capital expenditures during the current fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

         CASH FLOW FROM FINANCING ACTIVITIES. For the Current Period, the Company had a net cash inflow from financing activities of $3,116,938 versus a net cash inflow from financing activities of continuing operations of $10,149,000 in the Comparable Period. The Company received net proceeds of approximately $5,761,838 from sales of equity through private placements in the Current Period. Proceeds were used to repay long term debt to Castle Creek of $3,144,900 and for working capital.

The Company will require additional capital during its fiscal year ending June 30, 2002 to carry on its business and meet its current liabilities and implement its business strategies, including cash for (i) payment of operating expenses such as salaries for employees and ongoing business costs, and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial conditions would be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and a portion of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

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

      o We have been sued by Castle Creek Technology Partners, LLC, which has provided us financing, to have our debt of in excess of $6 million declared due and payable, for a default payment of $2 million and other damages and relief (See "Legal Proceedings"), based on an alleged failure on our part to register an increased number of shares for Castle Creek due to the operation of antidilution provisions in a warrant we issued to Castle Creek in July 2001. On December 19, 2001, we entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that we make required prepayments on our Notes to Castle Creek of $200,000 by January 31, 2002, which payment was timely made, and an additional $550,000 by February 28, 2002 and provided, further, that we do not breach our agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. If we are in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. We are also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing we close; provided, that the maximum aggregate amount of prepayments that we are required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

      o     Our sales cycles are long and our revenue is unpredicatable;

      o Our ability to secure additional financing on acceptable terms to carry on our business and meet current liabilities and ongoing expenses as and when necessary;

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

                            PENDING LEGAL PROCEEDINGS

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

         On September 26, 2001, Ce1lPoint and Castle Creek entered into an amendment of the July Agreement to repurchase the convertible notes held by Castle Creek and related matters. Pursuant to the amendment, the Company paid $2.25 million to Castle Creek on September 26, 2001 for principal and accrued interest. The remaining outstanding convertible notes are subject to a fixed conversion price of $4.00, and are scheduled to be, repurchased on October 1, 2002 for approximately $6.1 million plus accrued interest (and, in the event of a material breach by the Company, such prices will be then subject to specified adjustments by a reset of the fixed conversion price to the lower of (a) the average closing price during the ten-day period beginning five days prior to the date of such non compliance event, or (b) the lowest price at which the Company's Common Stock or Common Stock equivalents are sold after September 25, 2001, and by the payment of an additional repurchase amount of $2,000,000). The outstanding notes are prepayable in part or in whole at any time, without penalty.

         The Company was served with a complaint on November 15, 2001, for a suit by Castle Creek to have its debt of in excess of $6 million declared due and payable, for a default payment of $2 million and other damages and relief, and on December 13, 2001, Castle Creek filed an amended complaint. The principal issue in dispute in the litigation is a declaratory judgment sought by Castle Creek as to the antidilution adjustment applicable to the number of shares that Castle Creek is entitled to purchase under the warrant to purchase 500,000 shares of common stock issued in the July 25, 2001 restructuring with Castle Creek. On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, which payment was timely made, and an additional $550,000 by February 28, 2002 and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. If the Company is in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing it closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000. The Company has also registered in its Registration Statement that was declared effective by the Securities and Exchange Commission on January 8, 2002, the 1,500,000 shares issuable to Castle Creek by reason of the Stipulation and Order for the July 2001 warrant.

CLAIM FILED AGAINST FORMER COUNSEL

         In December 2001, the Company filed a $100 million malpractice claim against its former legal counsel, relating to work performed by that firm in negotiation of agreements with Castle Creek. This firm represented the Company in contract negotiations and documented the details of the private placement in which Castle Creek purchased the Notes. This firm also worked on subsequent agreements and modifications with Castle Creek in July and September, 2001. The claim alleges this firm breached the duty of care owed to its client by failing to reasonably and competently represent the Company in the transactions associated with Castle Creek. The claim further alleges that their actions and omissions fall below the standards for reasonably competent attorneys in the preparation of documents consummating the agreements and the advice related thereto. The Company in this suit alleges that it has suffered damages as a direct and proximate result of the malpractice of these attorneys in an amount to be determined at trial, but no less than $100 million, plus interest, attorneys' fees, costs and punitive damages.

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

         (c)      Recent Sales of Securities.

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

         (d)      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 12, 2001, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on (i) the proposal to elect as directors the persons who have been nominated by the current Board of Directors of the Company, (ii) the proposal to approve the amendment to the Company's Articles of Incorporation to increase the authorized common stock of the Company from 22,000,000 shares of common stock, par value $.001 per share, to 50,000,000 shares of common stock, par value $.001 per share, (iii) the proposal to approve the amendment to the Company's Articles of Incorporation to increase the authorized preferred stock of the Company from 3,000,000 shares of non-voting preferred stock, par value $.001 per share, to 10,000,000 shares of preferred stock, par value $.001 per share, having such rights and preferences, including voting rights, as the Board of Directors of the Company may determine,
(iii) the adoption of an amendment to the Company's Stock Warrant Plan, and (iv) the proposal to ratify the retention of BDO Seidman, LLP as the independent auditors of the Company.

         (i) The proposal to elect persons to serve as directors of the Company; Stephen Childs, Lynn Duplessis, Peter Henricsson, Lars Person, Bengt Nordstrom and Jan Rynning received an average of 10,261,193 votes in favor of each nominee, an average of 103,777 votes against and 0 abstentions and broker non-votes, representing an average vote of 99% of the votes cast in favor of the election of directors.
Individual votes:


                                         For         Withheld    % of votes cast
         Stephen Childs             10 261 076       106 095     99%
         Lynn Duplessis             10 278 581        88 590     99%
         Peter Henricsson           10 257 476       109 695     99%

         Bengt Nordstrom            10 261 076       106 095     99%
         Lars Persson               10 261 076       106 095     99%
         Jan Rynning                10 261 076       106 095     99%

         (ii) the proposal to approve an amendment to the Company's Articles of Incorporation to increase the authorized common stock of the Company from 22,000,000 shares of common stock to 50,000,000 shares of common stock was adopted, having received 10,340,165 votes in favor, 26,548 votes against and 458 abstentions and broker non-votes, representing a vote of 63% of the total shares outstanding and 99.7% of the votes cast in favor of the proposal;

         (iii) the proposal to approve an amendment to the Company's Articles of Incorporation to increase the authorized preferred stock of the Company from 3,000,000 shares of preferred stock to 10,000,000 shares of preferred stock, par value $.001 per share, having such rights and preferences, including voting rights, as the Board of Directors of the Company may determine was not adopted, having received 6,141,864 votes in favor, 35,428 votes against and 4,189,879 abstentions and broker non-votes, representing a vote of 37% of the total shares outstanding in favor of the proposal, less than the minimum of 50% of the total shares outstanding required for adoption ;

         (iv) the proposal to approve an amendment to the Company's 1998 Stock Warrant Plan was adopted, having received 10,336,225 votes in favor, 29,948 votes against and 998 abstentions and broker non-votes, representing a vote of 63% of the total shares outstanding and 99.8% of the votes cast in favor of the proposal; and

         (v) the retention of BDO Seidman LLP for audit responsibility as the Company's independent auditors was ratified, having received 10,354,048 votes in favor, 12,673 votes against and 450 abstentions and broker non-votes, representing a vote of 63% of the total shares outstanding and 99.9% of the votes cast in favor.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  Current Reports on Form 8-K were filed on July 31, 2001, October 5, 2001, and on December 21, 2001.


                                                   CELLPOINT INC. AND SUBSIDIARIES

CONTENTS

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             PAGE:

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Consolidated balance sheets as of December 31, 2001 (Unaudited) and June 30, 2001 (Audited)..............................     F-1
------------------------------------------------------------------------------------------------------------------------------------
Consolidated statements of operations for the six months ended December 31, 2001 and 2000................................     F-2
------------------------------------------------------------------------------------------------------------------------------------
Consolidated statements of comprehensive income/(loss) for the six months period ended December 31, 2001 and 2000........     F-3
------------------------------------------------------------------------------------------------------------------------------------
Consolidated statements of cash flows for the six months period ended December 31, 2001 and 2000.........................     F-4
------------------------------------------------------------------------------------------------------------------------------------
Notes to consolidated financial statements...............................................................................     F-5
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                         CELLPOINT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN USD)


                                                                                       NOTE       DECEMBER 31,        JUNE 30,
                                                                                                     2001               2001
                                                                                                  (unaudited)         (audited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................................                  $     179,729      $     687,151
   Accounts receivable ........................................................                        729,498          1,366,641
   Unbilled receivables .......................................................                             --            792,443
   Prepaid expenses and other current assets ..................................                        158,037            383,578
   Other receivables ..........................................................                        233,122            402,132
   Current assets of discontinued operations ..................................            2                --          1,361,148
                                                                                                 -------------      -------------
TOTAL CURRENT ASSETS ..........................................................                      1,300,386          4,993,093

LONG-TERM ASSETS
   Restricted cash ............................................................            7           387,403            184,216
   Acquired technology, net of accumulated amortization of $6,941,953 and
      $5,411,604, respectively ................................................                     14,040,652         15,571,001
   Other intangible assets, net of accumulated amortization of $1,541,005 and
      $1,311,830, respectively ................................................                        878,026          1,107,201
   Property and equipment, net of accumulated depreciation of $1,045,102 and
      $480,345, respectively ..................................................                        672,522            885,780
Non-current assets of discontinued operations .................................            2                --            521,401
                                                                                                 -------------      -------------
TOTAL LONG-TERM ASSETS ........................................................                     15,978,603         18,269,599
                                                                                                 -------------      -------------
TOTAL ASSETS ..................................................................                  $  17,278,989      $  23,262,692
                                                                                                 -------------      -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses and other current liabilities .............................           10     $   2,667,869      $   2,337,066
   Accounts payable ...........................................................                      2,805,511          2,082,257
   Current maturities of long-term debt (net of debt discount of $1,528,409 and            3         9,076,691                 --
      nil, respectively)
    Current liabilities of discontinued operations ............................                             --          2,982,549
                                                                                                 -------------      -------------
TOTAL CURRENT LIABILITIES .....................................................                     14,550,071          7,401,872
DUE TO RELATED PARTY ..........................................................            9           725,750                 --
LONG-TERM DEBT (net of debt discount of nil and $1,914,490) ...................            3                --         11,785,510
                                                                                                 -------------      -------------
TOTAL LIABILITIES .............................................................                     15,275,821         19,187,382
                                                                                                 -------------      -------------

MINORITY INTEREST .............................................................                             --             48,464
COMMITMENTS AND CONTINGENCIES .................................................            3
STOCKHOLDERS' EQUITY
   Preferred shares ($0.001 par value; authorized 3,000,000 shares, nil issued
      and outstanding) ........................................................                             --                 --
   Common shares ($0.001 par value; authorized 50,000,000 shares, 16,355,543 shares and 10,824,503 shares issued and outstanding, respectively)
                                                                                                        16,356             10,824
    Common shares to be issued ................................................            4           859,292                 --
   Additional paid in capital .................................................                    105,694,212         98,692,254
   Cumulative foreign currency translation adjustment .........................                       (668,631)           597,478
Stock subscription receivable .................................................            4          (859,292)                --
Accumulated deficit ...........................................................                   (103,038,769)       (95,273,710)
                                                                                                 -------------      -------------
TOTAL STOCKHOLDERS' EQUITY ....................................................                      2,003,168          4,026,846
                                                                                                 -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................                  $  17,278,989      $  23,262,692
                                                                                                 -------------      -------------

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN USD)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                    NOTE          2001              2000              2001               2000
                                                              (unaudited)       (unaudited)       (unaudited)        (unaudited)
Revenues .....................................                $    176,552      $    804,417      $    591,757      $  1,729,970
Cost of revenues .............................                     (14,637)         (127,566)          (35,683)         (356,399)
                                                              ------------      ------------      ------------      ------------
Gross profit .................................                     161,915           676,851           556,074         1,373,571

Selling, general and administrative expense ..          5         (599,929)       (1,869,623)       (2,463,746)       (3,224,401)
Research and development expense .............                  (1,388,832)       (1,090,685)       (2,460,939)       (1,869,985)
Professional fees ............................                    (485,585)         (460,829)         (651,261)         (682,327)
Depreciation and amortization ................                    (974,912)         (935,288)       (1,985,131)       (1,845,262)
                                                              ------------      ------------      ------------      ------------
          TOTAL OPERATING EXPENSES ...........                  (3,449,258)       (4,356,425)       (7,561,077)       (7,621,975)
                                                              ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS .........................                  (3,287,343)       (3,679,574)       (7,005,003)       (6,248,404)

Loss on sale on investment ...................                          --          (342,285)               --          (342,285)
Financial items, net .........................          8         (745,148)         (599,037)       (2,285,726)         (748,680)
                                                              ------------      ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS ..............                  (4,032,491)       (4,620,896)       (9,290,729)       (7,339,369)
                                                              ------------      ------------      ------------      ------------
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS ...          2        1,525,670        (3,299,030)        1,525,670        (5,927,855)
                                                              ------------      ------------      ------------      ------------
NET LOSS .....................................                $ (2,506,821)     $ (7,919,926)     $ (7,765,059)     $(13,267,224)
                                                              ============      ============      ============      ============

Weighted average number of shares outstanding,
      basic and diluted ......................                  16,301,713        10,485,000        13,641,876        10,475,000
                                                              ------------      ------------      ------------      ------------
Net loss per common share basic and diluted:
    Continuing operations ....................                $      (0.25)     $      (0.44)     $      (0.68)     $      (0.70)
    Discontinued operations ..................                $       0.09      $      (0.31)     $       0.11      $      (0.57)
    Net loss per share .......................                $      (0.16)     $      (0.76)     $      (0.57)     $      (1.27)

         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (AMOUNTS IN USD)


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                      2001              2000              2001               2000
                                                  (unaudited)       (unaudited)       (unaudited)        (unaudited)

Net loss ....................................     $ (2,506,821)    $ (7,919,926)     $ (7,765,059)     $(13,267,224)
Other comprehensive income (loss), cumulative
      foreign exchange adjustments ..........       (1,433,215)          17,205        (1,266,109)         (135,241)
                                                  ------------     ------------      ------------      ------------
Comprehensive loss for the period ...........     $ (3,940,036     $ (7,902,721)     $ (9,031,168)     $(13,402,465)
                                                  ============     ============      ============      ============

         See accompanying notes to the consolidated financial statements

                                     CELLPOINT INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (AMOUNTS IN USD)

NOTE 6                                                                      SIX MONTHS      SIX MONTHS
                                                                               ENDED          ENDED
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                2001           2000
                                                                            (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ............................................................   $ (7,765,059)   $(13,267,224)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
   (Income)/Loss from discontinued operations ..........................     (1,525,670)      5,927,855
   Depreciation and amortization .......................................      1,985,131       1,845,262
   Provision for allowance on accounts receivables .....................             --         (36,732)
   Non-cash financing costs ............................................      1,604,249         127,636
   Reversal of cumulative translation adjustment related to liquidated
     subsidiaries ......................................................       (127,506)             --
   Loss on disposal of investment in affiliated company ................             --         342,285
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in restricted cash .........................................       (203,187)             --
   Decrease/(increase) in accounts receivable ..........................        637,143        (492,771)
   Decrease/(increase) in unbilled receivables .........................        792,443              --
   Decrease/(increase) in prepaid expenses .............................        225,541            (654)
   Decrease/(increase) in other receivables ............................        169,010        (412,944)
   Increase/(decrease) in accrued expenses and other current liabilities        330,803         129,522
   Increase/(decrease) in accounts payable .............................        674,790          12,328
   Decrease in due to affiliate ........................................             --         (55,517)
                                                                           ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS: ......     (3,202,312)     (5,880,954)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS: ....     (1,094,378)     (1,883,132)
                                                                           ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES: .................................     (4,296,690)     (7,764,086)
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ................................................       (259,395)       (242,864)
   Proceeds from disposal of investment in affiliated company ..........             --         157,715
                                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUED OPERATIONS: .......       (259,395)        (85,149)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS: ....         (3,429)        (95,217)
                                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES: .................................       (262,824)       (180,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable ...........................................     (3,144,900)             --
   Proceeds from notes payable .........................................             --      10,000,000
   Net proceeds from private placements ................................      5,339,321              --
   Proceeds from issuance of shares ....................................             --         149,800
   Due to related party ................................................        725,750              --
   Advances of bank loans ..............................................        500,000              --
                                                                           ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING
   OPERATIONS: .........................................................      3,420,171      10,149,800
                                                                           ------------    ------------
Effects of exchange rate changes on cash ...............................        634,113         (22,584)
Effects of exchange rate changes on cash from discontinued operations ..         (2,192)        (11,241)
                                                                           ------------    ------------
Increase/(decrease) in cash and cash equivalents .......................       (507,422)      2,171,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................        687,151       6,624,392
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $    179,729    $  8,795,915
                                                                           ------------    ------------


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

         GOING CONCERN. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and to raise additional financing to pay current liabilities. There can be no assurances that the Company will be successful in these efforts.

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

         RECLASSIFICATIONS. Certain amounts relating to the six-months ended December 31, 2000 have been reclassified to conform to the current year presentation.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and a portion of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

2        DISCONTINUED OPERATIONS

         On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. In October and November 2001, the two subsidiaries that contained the telematics business segment filed for protection under the bankruptcy court. As a result of the filings the Company ceased all funding of the telematics business segment and relinquished to the respective bankruptcy courts control over the operations and decision making capabilities of the former subsidiaries (See also Note 5). Accordingly, the telematics business segment was presented as a discontinued operation in the balance sheet as of June 30, 2001. The statements of operations and cash flows for the six months ended December 31, 2000, have been restated to conform with this presentation. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operation through the expected date of disposition. For the six months ended December 31, 2001 the Company has incurred losses of approximately $1,085,000 against the accrual. The Company does not anticipate any further significant losses related to this segment. From the time the business ceased to be under the control of the Company, its financial statements have ceased to be included in the Company's consolidated financial statements. Losses through the date at which control was relinquished are included in the Company's Accumulated Deficit. In addition, in the quarter ended December 31, 2001, upon disposition of the related subsidiaries the Company has recorded the reversal of the cumulative translation adjustment relative to these discontinued operations that had previously been recorded as a component of Stockholders' Equity.

         The continuing operations of the Company now constitute the only reportable business segment.

         The components of assets (liabilities) of discontinued operations included in the Company's Consolidated Balance Sheet at June 30, 2001 are as follows:


                                                                      DECEMBER 31,     JUNE 30,
                                                                         2001            2001

Current assets:
   Cash and cash equivalents ......................................        -        $        --
   Accounts receivable ............................................        -            262,504
   Prepaid expenses and other current assets ......................                          --
   Other receivables ..............................................        -            482,423
   Inventory ......................................................        -            429,432
   Other current assets ...........................................        -            186,789
Non-current assets:

   Other long-term assets .........................................        -            521,401
Current liabilities:
   Accounts payable, accrued expenses and other current liabilities        -         (2,982,549)
                                                                      ----------    -----------
Net liabilities of discontinued operations ........................        -        $(1,100,000)
                                                                      ----------    -----------



3        LONG TERM DEBT


                                                                 DECEMBER 31,          JUNE 30,
                                                                     2001                2001
             M&S Trust                                            $4,500,000          $ 4,000,000
             Castle Creek (a)                                      4,576,691            7,785,510
                                                           ------------------     ----------------
                                                                  $9,076,691          $11,785,510
                                                           ------------------     ----------------


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

         In connection with the convertible notes, the Company issued a warrant that was immediately exercisable and which expires on December 5, 2005. The warrant grants Castle Creek the right to purchase 210,526 shares of the Company's common stock at an exercise price per share of $11.40.

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

         On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes were to be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to Castle Creek on September 26, 2001 for principal and accrued interest and was scheduled to make a final payment on October 1, 2002 for $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment, remains in effect, except as further modified by the Stipulation and Order discussed below.

         On November 15, 2001, the Company was served with a suit by Castle Creek, and on December 13, 2001, Castle Creek filed an amended complaint, to have its debt of in excess of $6,100,000 principal plus interest declared due and payable, for a default payment of $2,000,000 and other damages and relief. The principal issue in dispute in the litigation was the antidilution adjustment applicable to the number of shares that Castle Creek is entitled to purchase under the warrant issued in the July 25, 2001 restructuring with Castle Creek to purchase 500,000 shares of common stock.

         On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, and an additional $550,000 by February 28, 2002 and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. In addition, the Stipulation and Order provided a change in exercise price of the December 2000 warrant from $11.40 to $7.75 and the July 2001 warrant that carried anti-dilution provisions was amended to give Castle Creek the right to purchase 1,500,000 shares at a new exercise price of $1.20 per share. 50% of the 1,500,000 shares are exercisable immediately and the balance are exercisable beginning July 25, 2002 with all shares expiring on July 25, 2006. The anti-dilution feature was further modified such that the number of shares that Castle Creek is entitled to purchase under the July 2001 Warrant was fixed at 1,500,000 (subject to adjustments for stock splits, stock dividends and combinations of shares, and like events, but not subject to adjustment due to a decrease in the exercise price of the Warrant). Procedures clarifying the manner of calculating the adjustments to the exercise price of the July 2001 Warrant were incorporated in the Stipulation and Order. If the Company is in compliance with the provisions of the Stipulation and Order at February 28, 2002, then Castle Creek will dismiss the case with prejudice. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing the Company closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

         As of December 31, 2001, Castle Creek had converted $750,000 of the notes into 270,592 shares.

         Following each of the debt modifications, the Company applied the rules of Emerging Issues Task Force ("EITF") 96-19: "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Based on the provisions of EITF 96-19 it was determined that there was not a substantial change from the original debt agreement and as such, the modified debt continues to be presented at fair value using the new effective interest rate. Legal fees associated with the modifications were expensed in the periods in which they were incurred.

         Due to the beneficial conversion features associated with the financing, the Company applied EITF 00-27: Application of EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", to the convertible instruments. In accordance with EITF 00-27 the value of the beneficial conversion feature was recorded as a reduction to the carrying amount of the convertible debt and an addition to paid-in-capital. The fair value of the warrants granted in connection with the financing and the amendments thereto was calculated using the Black Scholes pricing model and recorded as a further reduction to the carrying amount and an addition to paid-in-capital.

         As a result of the private placements at the end of the first quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and additional shares of 608,235 issuable upon exercise of the warrants. The adjustment to the exercise price of the warrants increased the value of the warrants recorded as debt discount by $263,553. The terms of this warrant were further modified by the Stipulation and Order discussed above. As a result of the changes provided by the Stipulation and Order, a further discount of $248,574 was recorded.

         The Company has therefore recorded a total debt discount of approximately $4,026,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions and repayments of the debt principal. Amortization for the three and six month months periods ended December 31, 2001 and 2000 was approximately $483,00, $128,000, $1,604,000 and $128,000, respectively, and is recorded as a component of financial items.

See also Note 9.

4        EQUITY FINANCING

         On September 25, 2001, the Company closed a private placement pursuant to which it issued 3,250,000 shares of Common Stock for proceeds of $3,250,000. In addition, the Company issued warrants to purchase 1,625,000 shares of Common Stock, exercisable at $2.25 per share for two years. The Company used part of the proceeds from this offering to make the initial required payment to Castle Creek for the repurchase of a portion of the convertible notes held by Castle Creek.

         On September 25, 2001, the Company closed a placement under Regulation S for an aggregate of $2,071,130, pursuant to which the Company issued an aggregate of 1,568,144 shares and 784,071 warrants to purchase shares of the Company's Common Stock, exercisable at $2.36 per share for two years.

         As a result of the private placements, the Company has received proceeds totaling approximately $5,762,000 by December 31, 2001. Commitments totaling approximately $859,000 have been reported as Stock subscriptions receivable in Stockholders' equity. Shares of the Company's Common Stock in relation to the Stock subscription receivable have not been issued and thus they have been reflected in Stockholders' equity as Common Shares to be issued at December 31, 2001.

         On October 5, 2001, the Company completed the initial closing of a private placement of Common Stock and warrants pursuant to which it issued an aggregate of 1,238,096 shares of Common Stock for proceeds of $1,300,000. In addition, the Company issued warrants to purchase 619,048 shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months following the closing, and the other half of which are exercisable at $5.00 per share for twenty-four months following the closing.

5        LIQUIDATION OF SUBSIDIARIES

         In October 2001, the Company's subsidiary, Unwire, filed for protection under the bankruptcy courts in Sweden. As a result of the filing the Company has ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now has no control over the operations or decision making capabilities of Unwire. As a result, Unwire is no longer included in the Consolidated financial statements.

         The Company's South African subsidiary, CellPoint Systems SA (Pty) Ltd ("Systems SA"), also filed for bankruptcy protection under the laws of South Africa in November 2001. Systems S.A. operated a research and development facility for the Company. The telematics portion of Systems SA had already been recorded within the amounts presented as discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions will continue to be performed by the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the intercompany net receivable from Systems SA, have been accrued in the June 30, 2001 financial statements.

         On November 2, 2001 the Company's subsidiary in England, CellPoint Europe Ltd.("CellPoint Europe"), was filed for liquidation by the appointed liquidator. The functions performed by CellPoint Europe will now be performed by the Swedish subsidiary CellPoint Systems AB and its branch office in the United Kingdom.

         The assets, liabilities and results of operations of Systems SA and CellPoint Europe were immaterial to the financial statements of the Company for all periods presented. Included in Financial Items is a gain of $127,506 related to the reversal of cumulative translation adjustments recorded in prior periods relative to the subsidiaries liquidated other than the portion classified as a discontinued operation (See Notes 2 and 8).

6        SUPPLEMENTAL CASH FLOW INFORMATION


                                                                               SIX MONTHS ENDED
                                                                         DECEMBER 31,     DECEMBER 31,
                                                                            2001             2000
Cash paid during the year for:
Interest related to continuing operations...........................       $389,703          $104,053
Interest related to discontinued operations.........................          4,796             6,584


Non-cash transactions relating to investing and financing
  activities:
Discount on debt issued.............................................      1,218,169         2,807,942
Conversion of convertible debt to common stock......................        450,000           149,800
Stock subscription receivable                                               859,292                 -


7        RESTRICTED CASH

Cash is restricted in accordance with bank performance guarantees whereby in the event the Company does not fulfill certain contracts, the cash will be disbursed to the related customer. The Company has two bank performance guarantees amounting to approximately $387,000, one of which for approximately $193,000 expires on December 31, 2004 but will automatically be reduced by approximately $138,000 on January 1, 2003 and the other for approximately $194,000 expires on October 30, 2002.

8        FINANCIAL ITEMS, NET


                                                                                SIX MONTH ENDED
                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             2001             2000
Interest income.....................................................    $     8,982        $   74,133
Other financial income..............................................        213,843            85,541
Interest expense....................................................     (2,014,576)         (225,105)
Other financial expense.............................................       (169,175)         (683,249)
Realized foreign exchange gains/(loss) (*)..........................       (324,800)                -
                                                                     ---------------  ----------------
Financial items, net................................................     (2,285,726)         (748,680)

(*) Includes a gain of $127,506 related to cumulative translation adjustments recorded in prior periods relative to foreign subsidiaries now liquidated (See
Note 5).

9        DUE TO RELATED PARTY

Bank debt of $725,750 to finance group operations had been personally guaranteed by certain stockholders of CellPoint Inc. CellPoint Inc. agreed to reimburse these shareholders for amounts paid by these shareholders if the guarantee was called by the bank. These shareholders have agreed to defer the repayment of this amount which the bank claimed in the quarter ended December 31, 2001 until April 15, 2003. The parties further agreed that no interest will be charged. As a result, the amount payable to these shareholders has been classified as a long-term liability in the accompanying financial statements.

10       ACCRUED EXPENSES AND OTHER LIABILITIES


                                                                         DECEMBER 31,       JUNE 30,
                                                                             2001             2001

Interest expense primarily due October 1, 2002......................     $  422,479        $  390,000

Deferred income.....................................................        209,208                 -
Accrual for a previous acquisition..................................        212,176           212,176
Accrual for contingent costs related to liquidation of subsidiaries.        788,353                 -
Accrual for normal business expenses................................      1,035,653         1,734,890
                                                                     ---------------  ----------------
                                                                         $2,667,869        $2,337,066


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


Date: February 14, 2002