Form 10QSB
period 2002-03-31
CELLPOINT INC
filed 2002-05-20
CIK 1046607

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

(MARK ONE)




 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM              TO
                                      ------------    ------------

                        COMMISSION FILE NUMBER 000-25205

                                 CELLPOINT INC.
                                 --------------
                 (Name of small business issuer in its charter)

                  NEVADA                                   52-2032380
                  ------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          3000 HILLSWOOD DRIVE,
         HILLSWOOD BUSINESS PARK,
   CHERTSEY, SURREY KT16 ORS, ENGLAND
   ----------------------------------                        ----------
(Address of principal executive offices)                     (Zip Code)

                                 44-1932 895 310
                                 ---------------
                (Issuer's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None.
         Securities registered under Section 12(g) of the Exchange Act:

                                                   NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                  ON WHICH REGISTERED
               -------------------                  -------------------
          Common Stock, $.001 par value            NASDAQ National Market

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

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002, 18,605,924 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The financial statements for the Company's third fiscal quarter ended March 31, 2002 are attached to this Report, commencing on page F-1.

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

RECENT DEVELOPMENTS

UNWIRE AB AND TELEMATICS OPERATIONS IN CELLPOINT SOUTH

         On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. Accordingly, the telematics business segment was presented as a discontinued operations in the balance sheet as of June 30, 2001 and the related statements of operations and cash flows for the six months ended December 31, 2001. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operations through the expected date of disposition. For the nine months ended March 31, 2002, upon disposition of the subsidiaries operating in the telematics business the Company has recorded the reversal of the cumulative translation adjustment in the amount of approximately $1,526,000 relative to these discontinued operations that had previously been recorded as a component of Stockholders' Equity. Additionally, the Company reversed certain reserves totaling approximately $658,000 related to the liquidated telematics subsidiaries deemed no longer necessary. The Company does not anticipate any further significant losses in connection with the disposal of this segment and the segment is no longer a part of the Company. Net sales for Telematics were approximately $264,000 and $195,037 for the six months ended December 31, 2001 and 2000, respectively.

         On October 9, 2001, the Company's subsidiary, Unwire AB, filed for protection under the bankruptcy courts in Sweden. As a result of the filing, the Company has ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now has no control over the operations or decision-making capabilities of Unwire. As a result, Unwire is no longer included in the consolidated financial statements of the Company.

         In November 2001 CellPoint Systems SA ("Systems SA"), the Company's South African subsidiary, filed for liquidation under the laws of South Africa. Systems SA operated a research and development facility for the Company. The telematics portion of Systems SA has already been included in the discontinued operations for financial reporting purposes. The results of the location services portion of Systems SA is not included in discontinued operations, and those functions are to be continued within the Company's Swedish operating subsidiary. Costs of closing this subsidiary, primarily the write-off of the net receivable from Systems SA, were accrued in the June 30, 2001 financial statements.

BUSINESS DEVELOPMENTS

         On November 8, 2001, Management announced results of an extensive performance testing program for the Company's network-based location services platform, Mobile Location System (MLS). Stringent tests were carried out on an entry-level location platform configuration to measure and capture the performance data that is most important to GSM carriers. MLS was loaded to simulate 2,500 users doing 504,000 requests over a 60-minute period. This load reflects a capacity of 140 location transactions per second. Management also announced the Company was ready to accept challenges by any location platform vendor in any GSM environment.

         On November 26, 2001, Management announced that E-Plus had ordered CellPoint's Mobile Location Broker (MLB) as its location middleware platform. The MLB will be used for external access to location data, empowering Mobile Virtual Network Operators, independent Service Providers, and other partners when creating value added services. MLB is an integral component enabling new revenue streams for mobile operators and their Service Provider partners to deliver location-specific mobile Internet services. CellPoint's Mobile Location Server (MLS) was already installed at E-Plus and can position users irrespective of whether they are actively engaged in a call or not; MLB completes the full solution for location service provision.

On March 4, 2002, Management announced that Mobile Location Broker had been selected and installed for the European i-mode portal architecture. The combination of the mobile location capability provided by CellPoint's location platforms coupled with the new European i-mode Portal, with its more than 60 major content providers, is expected to open new revenue streams for mobile operators throughout Europe.

On March 25, 2002, Management announced the launch of the world's first commercial location-based services across a live General Packet Radio Service
(GPRS) or `2.5G' network. Using commercially available GPRS handsets from NEC with CellPoint's Mobile Location System (MLS) platform and Mobile Location Broker (MLB) middleware, these new services were launched at CeBIT2002 in Hanover and are available to consumers as part of the successful introduction of i-mode(TM) by E-Plus and NTT DoCoMo in Germany.

CHANGE IN OUR MANAGEMENT

         On March 18, 2002, the Company announced changes in its management and Board of Directors. Jan Rynning replaces Peter Henricsson as Chairman of the Board. Mr. Rynning is a Swedish lawyer, specializing in company reconstructions and has extensive experience in working as a board member in turn-around situations. Mr. Henricsson, who has been the Chairman and CEO since inception in 1997, will continue as a working board member full time and concentrate his work over the next period on the Swiss financing and new strategic partners. Stephen Childs, President of CellPoint, will take on the role as Chief Executive Officer. Mr. Childs has been a member of the board of CellPoint since May 2000 and the President since October 2001.

RESTRUCTURING PROGRAM

         On March 14, 2002 the Company concluded preliminary agreements to eliminate short-term debt held by Castle Creek Technology Partners and all other debt holders. The terms negotiated with all the major debt holders, half of the principal and interest on each outstanding debt, which equates to $5.5 million, will be converted to equity at 78 cents per share. The Company is required to obtain stockholder approval to authorize a new class of convertible preferred stock to effectuate this aspect of this Agreement with Castle Creek. There is no assurance that the Company will be able to obtain authorization from its stockholders for this new class of convertible preferred stock. The remaining $5.5 million in debt has been restructured as long-term debt and is not due until March 2004. Castle Creek as the senior debt holder will have the right to match any financing the Company would do at a price significantly below 78 cents by converting that same portion of their notes, dollar for dollar, into common stock at the same time and at the same price, but with no warrant coverage. These agreements with the debt holders are subject to a settlement being negotiated in parallel with the rest of the Company's creditors, discussed below, and the Company's ability to raise additional capital in the short term.

         Following the Loan Restructuring Agreement, CellPoint Inc. and its Swedish subsidiary, CellPoint Systems AB, entered into `voluntary composition' for settlement payments with all existing creditors. On April 3, 2002 the Company proceeded with 'official composition' to complete the financial reconstruction of CellPoint Systems AB, under the Swedish Company Reconstruction Act. The voluntary composition agreements were completed in CellPoint Inc. on April 21, 2002.

         On April 29, 2002, the subsidiary's voluntary composition was inadvertently converted to a formal bankruptcy in the District Court of Stockholm, Sweden, by the apparent failure of a consultant to file a notice with the Court relating to the ongoing reconstruction. Negotiations are ongoing with the Trustee in bankruptcy, and a definitive agreement with the Trustee is expected to be reached during the week of May 20, 2002. There is no assurance that the Company will be able to secure the necessary investments to make the payments to be required under the definitive agreement with the Trustee so as to permit us to purchase the assets of the subsidiary (which include all of our patents and technology) from this bankruptcy proceeding.

LONG-TERM DEBT

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

         In connection with the convertible notes, the Company issued a warrant that was immediately exercisable and which expires on December 5, 2005. The warrant grants granted Castle Creek the right to purchase 210,526 shares of the Company's common stock at an exercise price per share of $11.40, subject to adjustment.

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

         On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, which payment was timely made, and an additional $550,000 by February 28, 2002 and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. In addition, the Stipulation and Order specified an adjustment in the exercise price of the December 2000 warrant from $11.40 to $7.75 and the July 2001 warrant that carried anti-dilution provisions was amended to give Castle Creek the right to purchase 1,500,000 shares at an adjusted exercise price of $1.20 per share. 50% of the 1,500,000 shares are exercisable immediately and the balance are exercisable beginning July 25, 2002 with all shares expiring on July 25, 2006. The anti-dilution feature was further modified such that the number of shares that Castle Creek is entitled to purchase under the July 2001 Warrant was fixed at 1,500,000 (subject to adjustment for stock splits, stock dividends and combinations of shares, and like events, but not subject to adjustment due to a decrease in the exercise price of the warrant). Procedures clarifying the manner of calculating the manner of the calculating adjustments to the exercise price of the July 2001 Warrant were incorporated in the Stipulation and Order. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing the Company closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

         On January 31, 2002 the Company made payment of $200,000 to Castle Creek for principal and accrued interest in accordance with the December 19, 2001 Stipulation and Order.

         On February 28, 2002, the Company satisfied the second required payment of $550,000, in accordance with the Stipulation and Order, through the delivery of 705,128 shares of our common stock to Castle Creek, who agreed that this was in accordance with the Stipulation and Order and therefore withdrew its lawsuit without prejudice.

         On March 13, 2002 the Company entered into a Loan Restructuring Agreement with Castle Creek pursuant to which one-half (50%) of the then outstanding principal amount of Castle Creek's convertible note (approx. $5.4 million), plus interest of approximately $400,000, or approximately $2.9 million in total, would be converted into shares of convertible preferred stock of CellPoint, each share of which would be convertible into common stock (the reference conversion price for the principal amount and interest so converted is $.78 per share of common stock). The only anti-dilution adjustments applicable to the preferred stock would be for stock splits, stock dividends and the like. To restructure one-half of Castle Creek's short-term debt into equity, the Company is required to obtain stockholder approval to authorize a new class of convertible preferred stock to effectuate this aspect of this Agreement with Castle Creek. There is no assurance that the Company will be able to obtain authorization from its stockholders for this new class of convertible preferred stock. At CellPoint's annual meeting of stockholders, held on December 12, 2001, the Company's proposal to authorize a new class of preferred stock did not receive the necessary number of stockholder votes for authorization.

         The other 50% of the outstanding principal amount of the convertible note (approximately $2.9 million) would be represented by a new convertible note, due April 2004, with interest at the rate of 6% per annum, no principal or interest payments under which would be due until maturity. CellPoint can prepay at any time all or part of the amounts outstanding under the new convertible note, without premium or penalty. The new convertible note would be convertible into common stock at a conversion price of $.78. The only anti-dilution adjustments applicable to the new convertible note would be for stock splits, stock dividends and the like, except that (1) if any portion of the first $950,000 raised by CellPoint is at a price less than $.50 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that price within five
(5) days of when they are notified of the closing of the financing; and (2) if any subsequent financings by CellPoint are at a price less than $.70 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that price within five (5) days of when they are notified of the closing of the financing. CellPoint would covenant not to issue equity or equity-equivalent securities at a discount of more than twenty (20%) percent of the lesser of: (i) the closing market price on the NASDAQ of the CellPoint common stock on the trading day immediately preceding the date of issuance of such equity or equity-equivalent securities or (ii) the average of the daily volume weighted average prices for the preceding five (5) trading days immediately preceding the date of issuance of such equity of equity-related securities.

         As of March 31, 2002, Castle Creek had converted $1,275,000 of the notes into 975,720 shares. Subsequent to March 31, 2002, Castle Creek has converted $300,000 principal amount of its notes into an aggregate of 417,564 shares of common stock.

         Following each of the debt modifications, the Company applied the rules of Emerging Issues Task Force ("EITF") 96-19: "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Based on the provisions of EITF 96-19 it was determined that through December 19, 2001 there was not a substantial change from the original debt agreement and as such, the modified debt continues to be presented at fair value using the new effective interest rate. Legal fees associated with the modifications were expensed in the periods in which they were incurred. Since the modifications related to the March 13, 2002 amendment have not been finalized, the related accounting effect has not been determined.

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

         As a result of the private placements at the end of the first quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and additional shares of 608,235 issuable upon exercise of the warrants. The adjustment to the exercise price of the warrants increased the value of the warrants recorded as debt discount by $263,553. The terms of this warrant were further modified by the Stipulation and Order discussed above. As a result of the changes provided by the Stipulation and Order, a further discount of $370,256 was recorded. The effects of the proposed terms set out in the March 13, 2002 amendment have not yet been determined.

         The Company has therefore recorded a total debt discount of approximately $4,148,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions of the debt principal. Amortization for the three and nine months periods ended March 31, 2002 and 2001 was approximately $567,000 and $2,171,000, $384,000 and $511,000,
respectively, and is recorded as a component of financial items.

RECENT SALE OF SECURITIES

         As a result of the private placements which took place in September, 2001 the Company recorded approximately $859,000 as Stock subscriptions receivable in Stockholders' equity at September 31, 2001 and December 31, 2001. In the quarter ended March 31, 2002, the Company ascertained that the Stock subscription receivable was not collectible and thus the Company has written off the receivable. This write-off has no effect on the Company's income statement or total stockholders' equity.

         On January 31, 2002, the Company closed a private placement for Common Stock and Warrants, pursuant to which it issued an aggregate of 848,939 shares of Common Stock for proceeds of $665,000. In addition, the Company issued in this placement warrants to purchase 424,072 shares of Common Stock at an exercise price of $1.50 per share for a term of two years.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

         The results of continuing operations are reported herein for the Company's location services business. The Company's telematics division is reported as "discontinued operations".

         Revenues. In the fiscal quarter ended March 31, 2002 (the "Current Quarter"), the Company's gross revenues from continuing operations were $473,663, as compared to revenues from continuing operations of $1,890,662 for the fiscal quarter ended March 31, 2001 (the "Comparable Quarter"). All of the Company's revenues came from the European market. The decrease in revenues is considered to be a result of poor market conditions and financial uncertainty in the Company, though the Company is currently engaged in several negotiations to close further contracts.

         Cost of Revenues. Costs incurred by the Company in producing revenues in the Current Quarter were mainly the amortization of capitalized research and development costs. Costs in the Comparable Quarter were mainly costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. The Company began amortizing capitalized research and development costs in November 2001 when MLS 5.0 was declared ready for general release. Hardware costs continued to decrease substantially since the Company began limited delivery of the MLS platform in March 2001. During the Current Quarter, cost of revenues were $185,205 as compared to $41,921 in the Comparable Quarter. The Company's capitalized research and development costs are being amortized over three years and thus the costs will increase as MLS 5.0 sales increase.

         Gross Profit. For the Current Quarter, the Company recorded a gross profit of $288,458 as compared to $1,848,741 gross profit in the Comparable Quarter. This decrease in gross profit is attributable to the decrease in revenues and the amortization of capitalized research and development costs in the Current Quarter.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased by $1,156,544 to $1,049,998 in the Current Quarter from $2,206,542 in the Comparable Quarter. The decrease in selling, general and administrative expenses in the Company's continuing operations is a result of the restructuring program launched by the Company in the summer of 2001. Recurring selling, general and administrative expenses are expected to decrease from this level in future periods since the last month in the Current Quarter has lower selling, general and administrative costs compared to the first month in the Current Quarter.

         Research and Development Expenses. The Company's research and development expenses decreased by $1,379,158 to $Nil in the Current Quarter from $1,379,158 in the Comparable Quarter. The decrease in research and development expenses is explained by the capitalization of $852,864 in the Current Quarter related to the MLS 6.0 and MLB 1.0 projects. The projects reached technological feasibility during the three months ended March 31, 2002 and thus have been capitalized in accordance with Statement of Financial Accounting Standards No.
86. Total research and development costs decreased by $526,294 including capitalized costs in the Current Quarter.

         Professional Fees. Professional fees decreased by $23,842 to $266,775 in the Current Quarter from $290,617 in the Comparable Quarter. The effect of the settlement with the Company's former legal counsel is not included in the Current Quarter results. Professional fees in the Current Quarter are primarily related to costs incurred in connection with regulatory compliance and the filing of registration statements.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased by $211,114 to $849,879 in the Current Quarter from $638,735 in the Comparable Quarter. Depreciation and amortization is primarily related to purchased technology. The amortization of the positioning technology acquired in connection with the Unwire acquisition and retained by the continuing operations amounts to $386,879 and $386,879 and the amortization of the original core technology amounts to $418,048 and $492,984 for the three months ended March 31, 2002 and 2001, respectively.

         Financial Items. Financial items resulted in an expense of $1,025,580 in the Current Quarter compared to a net expense of $633,797 in the Comparable Quarter. Interest expense was $750,766 in the Current Quarter, compared to interest expense of $726,982 in the Comparable Quarter. The increase in interest expense was attributable to the $10,000,000 of convertible notes issued in December 2000 and the amortization of the debt discount recorded in relation to those notes and the subsequent amendments to the terms thereof resulting in non-cash expense in the Current Quarter of $566,899. Interest expense in the Current Quarter consisted of non-cash expense of $566,899, interest of $73,367 to Castle Creek and interest of $112,500 to M&S Trust. In the Current Quarter, the Company had realized foreign exchange losses aggregating $72,344 whereas in the Comparable Quarter, the Company had net realized foreign exchange gain of $0. These items result primarily from exchange rate fluctuations in the currencies of the United States, England and Sweden.

         Loss from Continuing Operations. Loss from continuing operations for the Current Quarter was ($2,903,774) versus ($3,300,108) in the Comparable Quarter. The decrease in loss from continuing operations in the Current Quarter was mainly a result of the restructuring of the Company.

         Income from Discontinued Operations. On July 25, 2001, the Company publicly announced its intention to sell its telematics division. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. Under accounting principles generally accepted in the United States, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for the Comparable Quarter. The loss from "discontinued operations" of $3,696,666 represents the operating losses of the telematics division for the comparable quarter. This amount includes depreciation and amortization of $2,615,794 whereas the Current Quarter's income from discontinued operations of $658,404 is a result of the reversal of unused reserves related to the liquidation of telematics subsidiaries. The loss for the discontinued operations prior to October 9, 2001 was taken as a cost in the fiscal year-end 2001. Results subsequent to October 9, 2001 are no longer a part of the Company's consolidated financial statements.

         Net Loss and Loss Per Share. As a result of the above, net loss for continuing operations for the Current Quarter was ($2,903,774) for the Current Quarter and including discontinued operations was increased to ($2,245,370). Loss per share from continuing operations was ($0.17) based on weighted average shares outstanding of 17,129,841, while the Comparable Quarter loss per share from continuing operations was ($0.28) based upon a weighted average of 10,609,015 shares outstanding. Loss from operations including discontinued operations was ($0.13). The net loss for the Comparable Quarter was ($6,996,774) including the loss from discontinued operations of ($3,696,666).

NINE MONTHS ENDED MARCH 31, 2002

         The results of continuing operations are reported herein for the Company's location services business. The Company's telematics division is reported as "discontinued operations".

         Revenues. In the nine months ended March 31, 2002 (the "Current Period"), the Company's gross revenues from continuing operations were $1,065,420, as compared to revenues from continuing operations of $3,620,632 for the nine months ended March 31, 2001 (the "Comparable Period"). All of the Company's revenues came from the European market. The decrease in revenues is considered to be a result of poor market conditions and financial uncertainty in the Company, though the Company is currently engaged in several negotiations to close further contracts.

         Cost of Revenues. Costs incurred by the Company in producing revenues in the Current Period were mainly the amortization of capitalized research and development costs. Costs in the Comparable Period were mainly costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. The Company began amortizing capitalized research and development costs in November 2001 when MLS 5.0 was declared ready for general release. Hardware costs continued to decrease substantially since the Company began limited delivery of the MLS platform in March 2001. During the Current Period cost of revenues were $220,888 as compared to $398,320 in the Comparable Period. The Company's capitalized research and development costs are being amortized over three years and thus the costs will increase as MLS 5.0 sales increase.

         Gross Profit. For the Current Period, the Company recorded a gross profit of $844,532 as compared to $3,222,312 gross profit in the Comparable Period. This decrease in gross profit is attributable to the decrease in revenues and the amortization of capitalized research and development costs in the Current Period.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased by $1,597,139 to $3,531,754 in the Current Period from $5,128,893 in the Comparable Period. The decrease in selling, general and administrative expenses in the Company's continuing operations is a result of the restructuring program launched by the Company in the summer of 2001 Recurring selling, general and administrative expenses are expected to decrease from this level in future periods due to the restructuring program.

         Research and Development Expenses. The Company's research and development expenses decreased by $806,215 to $2,442,928 in the Current Period from $3,249,143 in the Comparable Period. The decrease in research and development expenses is explained by the capitalization of $1,023,278 in the Current Quarter related to the MLS 6.0 and MLB 1.0 projects. The projects reached technological feasibility during the three months ended March 31, 2002 and thus have been capitalized in accordance with Statement of Financial Accounting Standards No. 86. Total research and development costs increased by $217,063 including capitalized costs in the Current Quarter.

         Professional Fees. Professional fees decreased by $54,908 to $918,036 in the Current Period from $972,944 in the Comparable Period. The effect of the settlement with the Company's former legal counsel is not included in the Current Period. Professional fees in the Current Period are primarily related to costs incurred in connection with regulatory compliance and the filing of registration statements.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased by $351,015 to $2,835,011 in the Current Period from $2,483,996 in the Comparable Period. Depreciation and amortization is primarily related to purchased technology. The amortization of the positioning technology acquired in connection with the Unwire acquisition and retained by the continuing operations amounts to $1,192,236 and $1,160,637 and the amortization of the original core technology amounts to $1,309,708 and $1,487,147 for the nine months ended March 31, 2002 and 2001, respectively.

         Financial Items. Financial items resulted in an expense of $3,311,307 in the Current Period compared to a net expense of $1,386,785 in the Comparable Period. Interest expense was $2,765,342 in the Current Period, compared to $1,642,865 in the Comparable Period. The increase in interest expense was attributable to the $10,000,000 of convertible notes issued in December 2000 and the amortization of the debt discount recorded in relation to those notes and the subsequent amendments to the terms thereof resulting in non-cash expense in the Current Period of $2,171,148. Interest expense in the Current Period consisted of non-cash expense of $2,171,148 on the Castle Creek debt discount, interest of $301,694to Castle Creek and interest of $292,500 to M&S Trust. In the Current Period, the Company had realized foreign exchange losses aggregating $322,378whereas in the Comparable Period, the Company had net realized foreign exchange gain of $0. These items result primarily from exchange rate fluctuations in the currencies of the United States, England and Sweden.

         Loss from Continuing Operations. Loss from continuing operations for the Current Period was ($12,194,504) versus ($10,341,734) in the Comparable Period. Excluding the non-cash item related to the Castle Creek amortization of the debt discount, the increase in loss from continuing operations in the Current Period was mainly a result of the restructuring of the Company.

         Income from Discontinued Operations. On July 25, 2001, the Company publicly announced its intention to sell its telematics division. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. Under accounting principles generally accepted in the United States of America, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for the Comparable Period. The loss from "discontinued operations" of $9,684,642 represents the operating losses of the telematics division for the Comparable Period. This amount includes depreciation and amortization of $7,109,499 whereas the Current Periods' income from discontinued operations of $2,184,074 is a result of the reversal of the cumulative translation adjustment in the amount of approximately $1,526,000 relative to the discontinued operations that had previously been recorded as a component of

Stockholders' Equity. Additionally, the Company reversed certain reserves totaling approximately $658,000 related to the liquidated telematics subsidiaries deemed no longer necessary. The loss for the discontinued operations prior to October 9, 2001 was taken as a cost in the fiscal year-end 2001. Results subsequent to October 9, 2001 are no longer a part of the Company's consolidated financial statements.

         Net Loss and Loss Per Share. As a result of the above, net loss was ($10,010,430) for the Current Period. Loss per share from continuing operations was ($0.94) based on weighted average shares outstanding of 12,970,793, while the Comparable Period loss per share from continuing operations was ($.88) based upon a weighted average of 10,511,861 shares outstanding. The net loss for the Comparable Period was ($20,026,376) including the loss from discontinued operations of ($9,684,642).


LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At March 31, 2002, the Company had $626,896 in current assets. Cash and cash equivalents amounted to $35,503. Current liabilities were $5,789,933 at March 31, 2002. At June 30, 2001, the Company had $4,993,093 in
current assets, of which $687,151 consisted of cash and cash equivalents. Working capital deficit at the end of the Current Quarter was ($5,163,037), as compared to ($2,408,779) at the end of Fiscal 2001. The decrease in working capital is attributable mainly to the decreased level of accounts receivables and the increased current liabilities, excluding current liabilities related to discontinued operations. The positive impact of the financial reconstruction and voluntary settlements processes, initiated in March 2002, is not reflected in the current liabilities at the end of March 31, 2002.

         Accounts payable of $2,658,839 includes approximately $500,000 invoiced from the Company's former legal counsel which was settled in April 2002.

         Long-term liabilities were $9,556,383 whereof $725,750 is included as a related party note. Long-term loans of $ 8,830,633 were comprised of $5,444,256 note due to Castle Creek and $4,500,000 note due to M&S Trust. The long-term loan balance is decreased by $1,113,623 related to the unamortized Castle Creek debt discount.

         Cash Flow from Operations. For the Current Period, the Company used net cash in operating activities from continuing operations of $2,998,174 as compared to $8,346,775 for the Comparable Period. Net cash used in operating activities from discontinued operations was $1,094,378 in the Current Period, as compared to $3,004,753 in the Comparable Period. The decrease in net cash used is primarily a result of decreased operating loss before depreciation and amortization and non-cash expense related to the amortization of the debt discount in connection with convertible notes. For the current fiscal year, total operating expenses are expected to continue to decrease on a quarterly basis.

         On July 25, 2001, CellPoint publicly announced the planned sale of Unwire. The Company was unable to identify a purchaser for Unwire and on October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. The Company does not anticipate any further significant charges in relation to this bankruptcy.

         Cash Flow from Investing Activities. For the Current Period, the Company had a net cash outflow from investing activities from continuing operations of $1,143,254 versus a net cash outflow of $732,264 in the Comparable Period whereof the $1,143,254 is primarily due to ongoing research and development expenses. . The Company does not currently have any commitments for capital expenditures during the current fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

         Cash Flow from Financing Activities. For the Current Period, the Company had a net cash inflow from financing activities from continuing operations of $3,955,277 versus a net cash inflow from financing activities of continuing operations of $10,149,800 in the Comparable Period. The Company received net proceeds of approximately $5,985,280 from sales of equity through private placements in the Current Period. Proceeds were used to repay long-term debt of $3,255,753 and for working capital.

         Restructuring and Bankruptcy. In March 2002, the Company initiated a process to renegotiate its long term and short term notes payable as well as accounts payable. This process resulted in agreements reached regarding the notes payable subject to certain other restructuring of the Company's liabilities . The Company approached all of its short term creditors, the majority of whom agreed in April to accept 25% of their balances owed in order to avoid a formal bankruptcy proceeding. By April 22, the voluntary settlement agreements were completed in CellPoint Inc. On April 3, 2002, the Company announced it was proceeding with 'official composition' to complete the financial reconstruction of its Swedish subsidiary, CellPoint Systems AB, under the Swedish Company Reconstruction Act. The 'official composition' may be used if a majority of the creditors accept the composition which forces the minority of the creditors to accept the settlement payments offered.

         However, on May 2, 2002, CellPoint Systems AB ("Systems AB"), the primary operating subsidiary of the Company, was placed into bankruptcy by a creditor and on May 10, 2002, the Trustee denied the Company's appeal to put aside the formal bankruptcy in favor of allowing the Company to proceed with its formal restructuring under Swedish Bankruptcy Law instead of under the Swedish Reconstruction Act. As a result of the formal bankruptcy proceeding, the Company no longer owns or controls Systems AB. As of May 17, 2002 the Trustee has determined that the tangible and intangible assets of Systems may be repurchased by the Company. The Company is in negotiations with the Trustee for a mutually acceptable price.

         As of March 31, 2002, unaudited summarized financial information of Systems AB prior to the bankruptcy proceeding was approximately as follows:

         Current assets                                      $  790,000
         Intangible assets                                    1,568,000
         Property and equipment                                 546,000
                                                             ----------
              Total assets                                   $2,904,000
                                                             ----------

         Current liabilities                                 $2,345,000
         Net amounts due to the Company                         116,000
                                                             ----------
              Total liabilities                              $2,462,000
                                                             ----------

         Restructuring in CellPoint Inc As part of the voluntary restructuring process the Company had also approached the creditors of CellPoint Inc., the majority of whom had also accepted a 75% reduction in their balances as part of the restructuring. By April 22, the voluntary settlement agreements were completed with all creditors in CellPoint Inc.

         On March 13, 2002 the Company and Castle Creek entered into a preliminary Loan Restructuring Agreement, wherein one-half of the outstanding principal amount of the convertible note (approximately $4,500,000), plus interest will be converted into convertible preferred stock and the remaining principal and interest will represent a new convertible note due in April 2004. Each preferred share will be convertible into common stock and subject to a fixed conversion price of $0.78 per share and the Company will need stockholder approval to increase the number of authorized Preferred Stock in order to satisfy the provisions of the Loan Restructuring Agreement. However, if any portion of the first $950,000 of the initial financing raised by the company subsequent to completion of restructuring (if more than $950,000 is raised, then Castle Creek will be entitled to convert such amount in excess of $950,000 at the same rate) is a price less than $.50 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that same price. Additionally, if any subsequent financings by the Company are at a price less than $.70 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that same price.

         On March 13, 2002 the Company and M&S Trust entered into a preliminary Loan Restructuring Agreement, wherein one-half (50%) of the outstanding principal amount, plus outstanding interest will be converted into common stock subject to a fixed price of $0.78 per share. The remaining principal and interest will be transferred to a convertible debenture, maturing on April 1, 2004. Interest on the debt of 9% per annum will be reduced to 6 % per annum, compounded semi-annually.

         None of the above transactions or events have been recorded in the financial statements as of and for the periods ended March 31, 2002

         The Company will require additional capital to implement its business strategies, including cash for (i) payment of operating expenses such as salaries for employees, and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial condition could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

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

GENERAL

Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included in the Company's annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements.

     The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Revenue Recognition

         Revenues from sales of hardware, software, licenses and support services are recognized when the products are delivered or the services are rendered. For products and services for which customer acceptance is required, revenue is recorded upon receipt of such acceptance.

MANAGEMENT'S ESTIMATES

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to sales provisions, as described above, bad debts, intangible assets and contingencies. The Company bases it estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Software development costs

Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards ("SFAS") No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. Capitalized software development costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life. Amortization starts when the product is available for general release to customers.

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

         o We have a history of losses and we anticipate significant future losses:

         o Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the market for location services;

         o Our subsidiary in Sweden is in bankruptcy, and we will be required to purchase the assets of the subsidiary (which include our patents and technology) from this bankruptcy. There is no assurance that we will be able to raise the necessary capital to make this payment. If we are not able to make this payment, our operations will cease, since our patents and technology could or would be sold to third parties.

         o    Our sales cycles are long and our revenue is unpredictable;

         o Although we have restructured our short-term debt, we may not be able to complete our restructuring with Castle Creek or obtain stockholder approval to issue a new class of preferred stock per the agreement with Castle Creek;

         o We will need additional financing in the next twelve months and our ability to secure additional financing on acceptable terms, as and when necessary;

         o Our ability to improve our technology to keep up with customer demand for new services;

         o We depend heavily on our key personnel, and our inability to retain them and to attract new key management could materially adversely affect our business;

         o We depend heavily on our board of directors, and our inability to retain them could materially adversely affect our business;

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

         o We may not be able to maintain our listing on the NASDAQ National Market.

         Our ability to continue to meet the listing requirements of The Nasdaq National Market. On April 1, 2002, we received a staff delisting notice from The Nasdaq National Market, as to which a hearing was held May 16, 2002, in response to our appeal of the delisting notice. We expect a decision on the issues raised in the delisting notice and considered at the hearing by the end of May 2002. The open issues being considered by the hearing panel are the price of our common stock, our stockholders' equity (as to which we believe we are now in compliance following our financial restructuring initiated in March 2002), and our alleged failure to obtain stockholder approval for two financing transactions in December 2000 and July 2001 (as to which we do not believe the Nasdaq Marketplace Rules require such approval).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART II

ITEM 1.  LEGAL PROCEEDINGS

                            PENDING LEGAL PROCEEDING

         The Company's subsidiary in Sweden, CellPoint Systems AB, is party to a formal bankruptcy proceeding in the District Court, Stockholm, Sweden. We plan to submit an offer to the Trustee for the purchase of the assets of this subsidiary (which include all of our patents and technology) during the week of May 20, 2002.

         In December 2001, CellPoint had filed a malpractice lawsuit against its former legal counsel , which lawsuit was settled in April 2002.

ITEM 2.  CHANGES IN SECURITIES

         (a)      None.

         (b)      None.

         (c)      Recent Sales of Securities.

                  In late September and early October, 2001, the Company closed three private Placements of its common stock and warrants to purchase common stock: the first placement was for $3.25 million, pursuant to which the Company issued 3,250,000 shares of Common Stock plus 1,625,000 warrants to purchase shares of Common Stock at an exercise price of $2.25 per share, exercisable for two years. The units were sold to accredited investors pursuant to Regulation 506 under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the sale of these units were used to repurchase a portion of the convertible notes held by Castle Creek. The second placement was an offering pursuant to Regulation S under the Securities Act, in which non-U.S. Persons (as such term is defined in Regulation S), purchased 1,568,144 shares of Common Stock and 784,071 warrants to purchase shares of Common Stock, exercisable at $2.36 per share for two years. The proceeds from the Regulation S offering aggregated $2,071,130, and were for working capital. The third placement was for shares of Common Stock and warrants to purchase Common Stock for $1,300,000. Such offering was made to accredited investors pursuant to Regulation 506 under the Securities Act. In connection with such offering, the Company issued 1,238,096 shares of Common Stock, and 619,048 warrants to purchase shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months and the other half of which are exercisable at $5.00 per share for twenty-four months.

                  On January 31, 2002, the Company closed a private placement for Common Stock and Warrants, pursuant to which it issued an aggregate of 848,939 shares of Common Stock for proceeds of $665,000. In addition, the Company issued in this placement warrants to purchase 424,072 shares of Common Stock at an exercise price of $1.50 per share for a term of two years.

         (d)      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  Current Reports on Form 8-K were filed on July 31, 2001, October 5, 2001, December 21, 2001 and on March 13, 2002.

                         CELLPOINT INC. AND SUBSIDIARIES

CONTENTS


------------------------------------------------------------------------------------------------------------------
                                                                                                             PAGE:
------------------------------------------------------------------------------------------------------------------
Consolidated balance sheets as of March 31, 2002 (Unaudited) and June 30, 2001 (Audited) ..................   F-1
------------------------------------------------------------------------------------------------------------------
Consolidated statements of operations for the nine months ended March 31, 2002 and 2001 ...................   F-2
------------------------------------------------------------------------------------------------------------------
Consolidated statements of comprehensive loss for the nine months period ended March 31, 2002 and 2002 ....   F-3
------------------------------------------------------------------------------------------------------------------
Consolidated statements of cash flows for the nine months period ended March 31, 2002 and 2002 ............   F-4
------------------------------------------------------------------------------------------------------------------
Notes to consolidated financial statements ................................................................   F-5
------------------------------------------------------------------------------------------------------------------


                         CELLPOINT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (AMOUNTS IN USD)


                                                                                           NOTE    MARCH 31,            JUNE 30,
                                                                                                     2002                 2001
ASSETS                                                                                            (unaudited)           (audited)
CURRENT ASSETS ...........................................................................
   Cash and cash equivalents .............................................................       $      35,503        $     687,151
   Accounts receivable ...................................................................              14,853            1,366,641
   Unbilled receivables ..................................................................              76,692              792,443
   Prepaid expenses and other current assets .............................................             258,979              383,578
   Other receivables .....................................................................             240,869              402,132
   Current assets of discontinued operations .............................................  2               --            1,361,148
                                                                                                 -------------        -------------
TOTAL CURRENT ASSETS .....................................................................             626,896            4,993,093

LONG-TERM ASSETS .........................................................................
   Restricted cash .......................................................................  7          385,560              184,216
   Acquired technology, net of accumulated amortization of $7,691,328 and
      $5,411,604, respectively ...........................................................          13,291,277           15,571,001
   Other intangible assets, net of accumulated amortization of $880,562 and
      $1,311,830, respectively ........................................................... 10        1,568,400            1,107,201
   Property and equipment, net of accumulated depreciation of $1,139,185 and
      $480,345, respectively .............................................................             549,248              885,780
Non-current assets of discontinued operations ............................................  2               --              521,401
                                                                                                 -------------        -------------
TOTAL LONG-TERM ASSETS ...................................................................          15,794,485           18,269,599
                                                                                                 -------------        -------------
TOTAL ASSETS .............................................................................       $  16,421,381        $  23,262,692
                                                                                                 -------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES ......................................................................
   Accrued expenses and other current liabilities ........................................       $   3,131,094        $   2,337,066
   Accounts payable ......................................................................           2,658,839            2,082,257
    Current liabilities of discontinued operations .......................................                  --            2,982,549
                                                                                                 -------------        -------------

TOTAL CURRENT LIABILITIES ................................................................           5,789,933            7,401,872
DUE TO RELATED PARTIES ...................................................................  9          725,750                   --
LONG-TERM DEBT (net of debt discount of $1,113,623 and $1,914,490
   respectively)..........................................................................  3        8,830,633           11,785,510
                                                                                                 -------------        -------------

TOTAL LIABILITIES ........................................................................          15,346,316           19,187,382
                                                                                                 =============        =============

MINORITY INTEREST ........................................................................                  --               48,464
COMMITMENTS AND CONTINGENCIES ............................................................  3
STOCKHOLDERS' EQUITY......................................................................
Preferred shares ($0.001 par value; authorized 3,000,000 shares, nil issued
   and outstanding) ......................................................................                  --                   --
   Common shares ($0.001 par value; authorized 50,000,000 shares, 17,871,312 shares and 10,824,503 shares issued and outstanding,
      respectively) ......................................................................              17,872               10,824
   Additional paid in capital ............................................................         107,040,758           98,692,254
   Cumulative foreign currency translation adjustment ....................................            (699,425)             597,478
    Accumulated deficit ..................................................................        (105,284,140)         (95,273,710)
                                                                                                 -------------        -------------

TOTAL STOCKHOLDERS' EQUITY ...............................................................           1,075,065            4,026,846
                                                                                                 -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................       $  16,421,381        $  23,262,692
                                                                                                 =============        =============



         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN USD)



                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  MARCH 31,         MARCH 31,        MARCH 31,         MARCH 31,
                                                        NOTE        2002              2001              2002             2001
                                                                 (unaudited)       (unaudited)      (unaudited)       (unaudited)
Revenues ..............................................         $    473,663      $  1,890,662      $  1,065,420      $  3,620,632
Cost of revenues ......................................             (185,205)          (41,921)         (220,888)         (398,320)
                                                                ------------      ------------      ------------      ------------
Gross profit ..........................................              288,458         1,848,741           844,532         3,222,312

Selling, general and administrative expense ...........   5       (1,049,998)       (2,206,542)       (3,531,754)       (5,128,893)
Research and development expense ......................  10               --        (1,379,158)       (2,442,928)       (3,249,143)

Professional fees .....................................             (266,775)         (290,617)         (918,036)         (972,944)
Depreciation and amortization .........................             (849,879)         (638,715)       (2,835,011)       (2,483,996)
                                                                ------------      ------------      ------------      ------------
          TOTAL OPERATING EXPENSES ....................           (2,166,652)       (4,515,052)       (9,727,729)      (11,834,976)
                                                                ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS ..................................           (1,878,194)       (2,666,311)       (8,883,197)       (8,612,664)
Loss on sale on investment ............................                   --                --                --          (342,285)
Finanancial items, net ................................   8       (1,025,580)         (633,797)       (3,311,307)       (1,386,785)
                                                                ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS .......................           (2,903,774)       (3,300,108)      (12,194,504)      (10,341,734)
                                                                ------------      ------------      ------------      ------------

INCOME/(LOSS) FROM DISCONTINUED
   OPERATIONS .........................................   2          658,404        (3,696,666)        2,184,074        (9,684,642)
                                                                ------------      ------------      ------------      ------------
NET LOSS ..............................................         $ (2,245,370)     $ (6,996,774)     $(10,010,430)     $(20,026,376)
                                                                ============      ============      ============      ============

Weighted average number of shares
      outstanding, basic and diluted ..................           17,129,841        10,609,015        12,970,793        10,511,861
                                                                ------------      ------------      ------------      ------------

Net income/(loss) per common share basic and diluted:
    Continuing operations .............................         $      (0.17)     $      (0.28)     $      (0.94)     $       (.88)
    Discontinued operations ...........................                 0.04      $      (0.38)             0.17      $      (1.03)
    Net loss per share ................................         $      (0.13)     $      (0.66)     $      (0.77)     $      (1.91)



         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (AMOUNTS IN USD)



                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                MARCH 31,          MARCH 31,          MARCH 31,          MARCH 31,
                                                                  2002               2001               2002               2001
                                                               (unaudited)        (unaudited)        (unaudited)        (unaudited)

Net loss ...............................................      $ (2,245,370)      $ (6,996,774)      $(10,010,430)      $(20,026,376)
Other comprehensive loss, cumulative foreign
      exchange translation
      adjustments ......................................           (30,794)          (390,143)        (1,296,903)          (525,384)
                                                              ------------       ------------       ------------       ------------
Comprehensive loss for the period ......................      $ (2,276,164)      $ (7,386,917)      $(11,348,127)      $(20,551,760)
                                                              ============       ============       ============       ============



         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN USD)



NOTE 6                                                                                   NINE MONTHS        NINE MONTHS
                                                                                            ENDED              ENDED
                                                                                        MARCH 31, 2002     MARCH 31, 2001
                                                                                         (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...........................................................................  $(10,010,430)      $(20,026,376)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   (Income) /loss from discontinued operations ........................................    (2,184,074)         9,684,642
   Depreciation and amortization ......................................................     3,020,082          2,483,996
   Provision for allowance on accounts receivables ....................................            --            (36,732)
   Non-cash financing costs ...........................................................     2,171,148            510,544
   Reversal of cumulative translation adjustment related to liquidated subsidiaries ...      (127,506)                --
   Reversal of unused reserves related to liquidated subsidiaries .....................       658,404                 --
   Loss on disposal of investment in affiliated company ...............................            --            342,285
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in restricted cash ........................................................      (201,344)                --
   Decrease/(increase) in accounts receivable .........................................     1,351,788           (298,037)
   Decrease/(increase) in unbilled receivables ........................................       715,751                 --
   Decrease/(increase) in prepaid expenses ............................................       124,599         (1,360,677)
   Decrease/(increase) in other receivables ...........................................       161,263           (305,067)
   Increase in accrued expenses and other current liabilities .........................       794,027            302,205
   Increase in accounts payable .......................................................       528,118            412,359
   Decrease in due to affiliate .......................................................            --            (55,917)
                                                                                         ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS: .....................    (2,998,174)        (8,346,775)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS: ...................    (1,094,378)        (3,004,753)
                                                                                         ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES: ................................................    (4,092,552)       (11,351,528)
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ...............................................................    (1,143,254)          (889,979)
   Proceeds from disposal of investment in affiliated company .........................            --            157,715
                                                                                         ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUED OPERATIONS: ......................    (1,143,254)          (732,264)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS: ...................        (3,429)           (95,217)
                                                                                         ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES: ................................................    (1,146,683)          (827,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable ..........................................................    (3,255,753)                --
   Proceeds from notes payable ........................................................            --         10,000,000
   Net proceeds from private placements ...............................................     5,985,280                 --
   Proceeds from issuance of shares ...................................................            --            149,800
   Due to related party ...............................................................       725,750                 --
   Advances of bank loans .............................................................       500,000                 --
                                                                                         ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS: .................     3,955,277         10,149,800
                                                                                         ------------       ------------
Effects of exchange rate changes on cash ..............................................       634,502           (172,969)
Effects of exchange rate changes on cash from discontinued operations .................        (2,192)           (11,241)
                                                                                         ------------       ------------
Increase/(decrease) in cash and cash equivalents ......................................      (651,648)        (2,213,419)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................       687,151          6,624,662
                                                                                         ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................  $     35,503       $  4,411,243
                                                                                         ------------       ------------


         See accompanying notes to the consolidated financial statements

                         CELLPOINT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (AMOUNTS IN USD)


1        BASIS OF PRESENTATION

         NATURE OF REPORT. The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission, and is presented for comparative purposes. All other financial statements are unaudited. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended June 30, 2001. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         GOING CONCERN. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern. In addition, subsequent to March 31, 2002 the Company's operating subsidiary was placed into bankruptcy (See Note 11).

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

         RECLASSIFICATIONS. Certain amounts relating to the six-months ended December 31, 2000 have been reclassified to conform to the current period presentation.

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

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company has not completed its assessment of the impact SFAS No. 142 will have on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

2        DISCONTINUED OPERATIONS

         On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business. In October and November 2001, the two subsidiaries that contained the telematics business segment filed for protection under the bankruptcy court. As a result of the filings the Company ceased all funding of the telematics business segment and relinquished to the respective bankruptcy courts control over the operations and decision-making capabilities of the former subsidiaries (See also Note 5). Accordingly, the telematics business segment was presented as a discontinued operation in the balance sheet as of June 30, 2001. The statements of operations and cash flows for the six months ended March 31, 2001, have been restated to conform with this presentation. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operation through the expected date of disposition. For the nine months ended March 31, 2002 ,upon disposition of the subsidiaries operating in the telematics business the Company has recorded the reversal of the cumulative translation adjustment in the amount of approximately $1,526,000 relative to these discontinued operations that had previously been recorded as a component of Stockholders' Equity. Additionally, the Company reversed certain reserves totaling approximately $658,000 related to the liquidated telematics subsidiaries deemed no longer necessary. The Company does not anticipate any further significant losses related to this segment. From the time the business ceased to be under the control of the Company, its financial statements have ceased to be included in the Company's consolidated financial statements. Losses through the date at which control was relinquished are included in the Company's Accumulated Deficit.

         The continuing operations of the Company now constitute the only reportable business segment.

         The components of assets (liabilities) of discontinued operations included in the Company's Consolidated Balance Sheet at June 30, 2001 are as follows:




                                                                                                JUNE 30,
                                                                                                  2001
         Current assets:
            Cash and cash equivalents ..............................................          $        --
            Accounts receivable ....................................................              262,504
            Prepaid expenses and other current assets ..............................                   --
            Other receivables ......................................................              482,423
            Inventory ..............................................................              429,432
            Other current assets ...................................................              186,789
         Non-current assets:
            Other long-term assets .................................................              521,401
         Current liabilities:
            Accounts payable, accrued expenses and other current liabilities .......           (2,982,549)
                                                                                              -----------
         Net liabilities of discontinued operations ................................          $(1,100,000)
                                                                                              -----------


3        LONG TERM DEBT

                                                March 31,            June 30,
                                                  2002                 2001

             M&S Trust (a)                     $ 4,500,000          $ 4,000,000
             Castle Creek (b)                    4,330,633            7,785,510
                                               -----------          -----------
                                               $ 8,830,633          $11,785,510
                                               -----------          -----------

(a) M & S Trust

         On March 13, 2002 the Company and M&S Trust entered into a preliminary Loan Restructuring Agreement, wherein one-half (50%) of the outstanding principal amount, plus outstanding interest will be converted into common stock subject to a fixed price of $0.78 per share. The remaining principal and interest will be transferred to a convertible debenture, maturing on April 1, 2004. Interest on the debt of 9% per annum will be reduced to 6 % per annum, compounded semi-annually.

         The Loan Restructuring Agreement is subject to a complete finalization of the Company's debt negotiations (See (b) below) and completion of certain financing transactions. As of March 31, 2002, the Company had not completed the debt negotiations and the financing transactions and thus the effects of the Loan Restructuring Agreement have not been reflected in these financial statements.

(b) Castle Creek.

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

         In connection with the convertible notes, the Company issued a warrant that was immediately exercisable and which expires on December 5, 2005. The warrant grants granted Castle Creek the right to purchase 210,526 shares of the Company's common stock at an exercise price per share of $11.40, subject to adjustment.

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

         On December 19, 2001, the Company entered into a Stipulation and Order with Castle Creek providing that Castle Creek agreed to stay prosecution of this case until February 28, 2002, provided that the Company makes required prepayments on its Notes to Castle Creek of $200,000 by January 31, 2002, which payment was timely made, and an additional $550,000 by February 28, 2002 and provided, further, that the Company does not breach its agreements and instruments with Castle Creek subsequent to the date of the Stipulation and Order. In addition, the Stipulation and Order specified an adjustment in the exercise price of the December 2000 warrant from $11.40 to $7.75 and the July 2001 warrant that carried anti-dilution provisions was amended to give Castle Creek the right to purchase 1,500,000 shares at an adjusted exercise price of $1.20 per share. 50% of the 1,500,000 shares are exercisable immediately and the balance are exercisable beginning July 25, 2002 with all shares expiring on July 25, 2006. The anti-dilution feature was further modified such that the number of shares that Castle Creek is entitled to purchase under the July 2001 Warrant was fixed at 1,500,000 (subject to adjustment for stock splits, stock dividends and combinations of shares, and like events, but not subject to adjustment due to a decrease in the exercise price of the warrant). Procedures clarifying the manner of calculating the manner of the calculating adjustments to the exercise price of the July 2001 Warrant were incorporated in the Stipulation and Order. The Company is also required to make prepayments of the Notes in an amount equal to 25% of the gross proceeds of each financing the Company closes; provided, that the maximum aggregate amount of prepayments that the Company is required to make under the Stipulation and Order prior to October 1, 2002 (the due date of the Notes) is $3,000,000.

         On January 31, 2002 the Company made payment of $200,000 to Castle Creek for principal and accrued interest in accordance with the December 19, 2001 Stipulation and Order.

         On February 28, 2002, the Company satisfied the second required payment of $550,000, in accordance with the Stipulation and Order, through the delivery of 705,128 shares of our common stock to Castle Creek, who agreed that this was in accordance with the Stipulation and Order and therefore withdrew its lawsuit without prejudice.

         On March 13, 2002 the Company entered into a Loan Restructuring Agreement with Castle Creek Technology Partners LLC ("Castle Creek") pursuant to which one-half (50%) of the then outstanding principal amount of Castle Creek's convertible note (approx. $5.4 million), plus interest of approximately $400,000, or approximately $2.9 million in total, would be converted into shares of convertible preferred stock of CellPoint, each share of which would be convertible into common stock (the reference conversion price for the principal amount and interest so converted is $.78 per share of common stock). The only anti-dilution adjustments applicable to the preferred stock would be for stock splits, stock dividends and the like. To restructure one-half of Castle Creek's short-term debt into equity, the Company is required to authorize a new class of convertible preferred stock to effectuate this aspect of this Agreement with Castle Creek. There is no assurance that the Company will be able to obtain authorization from its stockholders for this new class of convertible preferred stock. At CellPoint's annual meeting of stockholders, held on December 12, 2001, the Company's proposal to authorize a new class of preferred stock did not receive the necessary number of stockholder votes for authorization.

         The other 50% of the outstanding principal amount of the convertible note (approximately $2.9 million) would be represented by a new convertible note, due April 2004, with interest at the rate of 6% per annum, no principal or interest payments under which would be due until maturity. CellPoint can prepay at any time all or part of the amounts outstanding under the new convertible note, without premium or penalty. The new convertible note would be convertible into common stock at a conversion price of $.78. The only anti-dilution adjustments applicable to the new convertible note would be for stock splits, stock dividends and the like, except that (1) if any portion of the first $950,000 raised by CellPoint is at a price less than $.50 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that price within five (5) days of when they are notified of the closing of the financing; and (2) if any subsequent financings by CellPoint are at a price less than $.70 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that price within five (5) days of when they are notified of the closing of the financing. CellPoint would covenant not to issue equity or equity-equivalent securities at a discount of more than twenty (20%) percent of the lesser of: (i) the closing market price on the NASDAQ of the CellPoint common stock on the trading day immediately preceding the date of issuance of such equity or equity-equivalent securities or (ii) the average of the daily volume weighted average prices for the preceding five (5) trading days immediately preceding the date of issuance of such equity of equity-related securities.

         As of March 31, 2002, Castle Creek had converted $1,275,000 of the notes into 975,720 shares. Subsequent to March 31, 2002, Castle Creek has converted $300,000 principal amount of its notes into an aggregate of 417,564 shares of common stock.

         The Loan Restructuring Agreement is subject to a complete finalization of the Company's debt negotiations and completion of certain financing transactions. Additionally, the Company will need stockholder approval to increase the number of authorized Preferred Stock in order to satisfy the provisions of the Loan Restructuring Agreement. As of March 31, 2002, the Company had not completed the debt negotiations and the financing transactions and thus the effects of the Loan Restructuring Agreement have not been reflected in these financial statements.

         Following each of the debt modifications, the Company applied the rules of Emerging Issues Task Force ("EITF") 96-19: "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Based on the provisions of EITF 96-19 it was determined that through December 19, 2001 there was not a substantial change from the original debt agreement and as such, the modified debt continues to be presented at fair value using the new effective interest rate. Legal fees associated with the modifications were expensed in the periods in which they were incurred. Since the modifications related to the March 13, 2002 amendment have not been finalized, the related accounting effect has not been reflected in the financial statements.

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

         As a result of the private placements at the end of the first quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and additional shares of 608,235 issuable upon exercise of the warrants. The adjustment to the exercise price of the warrants increased the value of the warrants recorded as debt discount by $263,553. The terms of this warrant were further modified by the Stipulation and Order discussed above. As a result of the changes provided by the Stipulation and Order, a further discount of $370,256 was recorded. The effects of the proposed terms set out in the March 13, 2002 amendment have not yet been determined.

The Company has therefore recorded a total debt discount of approximately $4,148,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions of the debt principal. Amortization for the three and nine months periods ended March 31, 2002 and 2001 was approximately $567,000 and $2,171,000, $384,000 and $511,000,
respectively, and is recorded as a component of financial items.
See also Note 9.

4        EQUITY FINANCING

         As a result of the private placements which took place in September, 2001 the Company recorded approximately $859,000 as Stock subscriptions receivable in Stockholders' equity at September 31, 2001 and December 31, 2001. In the quarter ended March 31, 2002, the Company ascertained that the Stock subscription receivable was not collectible and thus the Company has written off the receivable. This write-off has no effect on the Company's income statement or total stockholders' equity.

         On January 31, 2002 the Company completed the closing of a private placement of Common Stock and warrants pursuant to which it issued an aggregate of 848,939 shares of Common Stock for proceeds of $655,000. In addition, the Company issued warrants to purchase 424,472 shares of the Company's Common Stock, exercisable at $1.50 per share for two years.

5        LIQUIDATION OF SUBSIDIARIES

         In October 2001, the Company's subsidiary, Unwire, filed for protection under the bankruptcy courts in Sweden. As a result of the filing the Company ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now has no control over the operations or decision-making capabilities of Unwire. As a result, effective October 9, 2001,Unwire is no longer included in the Consolidated financial statements. Results of operations and the financial position of Unwire in prior periods have been presented as discontinued operations.

         The Company's South African subsidiary, CellPoint Systems SA (Pty) Ltd ("Systems SA"), also filed for bankruptcy protection under the laws of South Africa in November 2001. Systems S.A. operated a research and development facility for the Company. The telematics portion of Systems SA had already been recorded within the amounts presented as discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions will continue to be performed by the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the intercompany net receivable from Systems SA, were accrued in the June 30, 2001 financial statements.

         On November 2, 2001 the Company's subsidiary in England, CellPoint Europe Ltd.("CellPoint Europe"), filed for liquidation by the appointed liquidator. The functions performed by CellPoint Europe are now performed by the Swedish subsidiary CellPoint Systems AB and its branch office in the United Kingdom.

         The assets, liabilities and results of operations of Systems SA and CellPoint Europe were immaterial to the financial statements of the Company for all periods presented.

         On April 3 the Company's dormant subsidiary, Micronet MLS AB in Sweden, was liquidated through bankruptcy. All of the Company's operations in Sweden are now maintained by CellPoint Systems AB, which was placed in bankruptcy on May 2, 2002 (See Note 11).


6        SUPPLEMENTAL CASH FLOW INFORMATION



                                                                           NINE MONTHS ENDED
                                                                          MARCH 31,    MARCH 31,
                                                                            2002         2001

         Cash paid during the year for:
         Interest related to continuing operations ....................  $  389,703   $  191,959
         Interest related to discontinued operations ..................       4,796       11,458


         Non-cash transactions relating to investing and financing
           activities:
         Discount on debt issued ......................................   1,370,272    2,807,942
         Conversion of convertible debt to common stock ...............   1,000,000           --


7        RESTRICTED CASH

Certain cash is restricted in accordance with bank performance guarantees whereby in the event the Company does not fulfill certain contracts, the cash will be disbursed to the related customer. As of March 31, 2002, the Company has two bank performance guarantees amounting to approximately $386,000, one of which for approximately $193,000 expires on December 31, 2004 but will automatically be reduced by approximately $138,000 on January 1, 2003. The second performance guarantee for approximately $193,000 expires on October 30, 2002.

8        FINANCIAL ITEMS, NET



                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                                  2002            2001            2002            2001

         Interest income ..................................    $     4,954     $    93,185     $    13,936     $   256,080

         Interest expense .................................       (750,766)       (726,982)     (2,765,342)     (1,642,865)
         Other financial expense  (Net) ...................       (207,426)                             --               ()
         Realized foreign exchange gains/(loss) (*) .......        (72,344)             --        (322,378)
                                                               -------------------------------------------     -----------
         Financial items, net .............................    $(1,025,580)    $  (633,797)    $(3,311,307)     (1,386,785)
                                                               ---------------------------


(*) Includes a gain of $127,506 for the nine months ended March 31, 2002 related to cumulative translation adjustments recorded in prior periods relative to foreign subsidiaries now liquidated (See Note 5).

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

         The shareholders have also agreed to restructure their debt in terms similar to the preliminary Loan Restructuring Agreements agreed to by the Company's other debt holders. The Loan Restructuring Agreement is subject to a complete finalization of the Company's debt negotiations and completion of financing necessary to address current needs without resort to bankruptcy. As of March 31, 2002, the Company had not completed the debt negotiations and the financing and thus the effects of the Loan Restructuring Agreement have not been reflected in these financial statements.

10       OTHER INTANGIBLE ASSETS


                                                        MARCH 31,    June 30,
                                                           2002        2001

         Acquired franchising concept, net of
                 amortization of $1,000,000
                 and $777,780                          $       --   $  222,220
         Capitalized software development costs, net
         of amortization of $244,452
         and $Nil (a)                                   1,568,400      789,574
         Patents, net of amortization of $95,407
         and $91,060                                           --       95,407
                                                       ----------   ----------
                                                       $1,568,400   $1,107,201
                                                       ----------   ----------

(a)      Capitalization of software development costs

         Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During three and nine months ended March 31, 2002 and 2001, the Company capitalized costs of approximately $853,000 and $1,023,000 and $Nil and $Nil, respectively primarily attributable to the MLS 6.0 and MLB 1.0 projects. Amortization starts when the product is available for general release to customers. Amortization expense for the three and nine months ended March 31, 2002 and 2001 is approximately $145,000 and $244,000 and $Nil and $Nil, respectively. Amortization expense is primarily related to MLS 5.0 which was released in November 2001.

11       SUBSEQUENT EVENTS

(a) Lawsuit settlement:

In April 2002, the Company reached a settlement of its malpractice lawsuit against its former legal counsel which will result in income in the fourth quarter. The net effects of the total settlement have not been reflected in the accompanying financial statements.

         (b) Restructuring:

In March 2002, the Company initiated a process to renegotiate its long term and short term notes payable as well as accounts payable. This process resulted in agreements reached regarding the notes payable subject to certain other restructuring of the Company's liabilities (See Note 3). The Company approached all of its short term creditors, the majority of whom agreed in April to accept 25% of their balances owed in order to avoid a formal bankruptcy proceeding. By April 22, the voluntary settlement agreements were completed in CellPoint Inc. On April 3, 2002, the Company announced it was proceeding with 'official composition' to complete the financial reconstruction of its Swedish subsidiary, CellPoint Systems AB, under the Swedish Company Reconstruction Act. The 'official composition' can be used if a majority of the creditors accept the composition which forces the minority of the creditors to accept the settlement payments offered.

However, on May 2, 2002, CellPoint Systems AB ("Systems AB"), the primary operating subsidiary of the Company, was placed into bankruptcy by a creditor and on May 10, 2002, the Trustee denied the Company's appeal to put aside the formal bankruptcy in favor of allowing the Company to proceed with its formal restructuring under Swedish Bankruptcy Law instead of under the Swedish Reconstruction Act. As a result of the formal bankruptcy proceeding, the Company no longer owns or controls Systems AB. As of May 17, 2002 the Trustee has determined that the tangible and intangible assets of Systems may be repurchased by the Company. The Company is in negotiations with the Trustee for a mutually acceptable price.

 As of March 31, 2002, unaudited summarized financial information of Systems AB prior to the bankruptcy proceeding was approximately as follows:

         Current assets                                      $  790,000
         Intangible assets                                    1,568,000
         Property and equipment                                 546,000
                                                             ----------
              Total assets                                   $2,904,000
                                                             ----------

         Current liabilities                                 $2,345,000
         Net amounts due to the Company                         116,000
                                                             ----------
              Total liabilities                              $2,462,000
                                                             ----------

As part of the voluntary restructuring process the Company had also approached the creditors of CellPoint Inc., the majority of whom had also accepted a 75% reduction in their balances as part of the restructuring. By April 22, the voluntary settlement agreements were completed with all creditors in CellPoint Inc. None of the above transactions or events have been recorded in the financial statements as of and for the periods ended March 31, 2002

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CELLPOINT INC.


                     By:     /s/ Lynn Duplessis
                         -------------------------------
                                 Lynn Duplessis
                            Executive Vice President



Date: May 20, 2002