Form 10-K
period 2002-06-30
CELLPOINT INC
filed 2002-10-17
CIK 1046607

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-KSB

(Mark One)



--------------------------------------------------------------------------------
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

  FOR THE FISCAL YEAR ENDED JUNE 30, 2002

--------------------------------------------------------------------------------
|_|   TRANSITION REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE
      ACT OF 1934
--------------------------------------------------------------------------------

   FOR THE TRANSITION PERIOD FROM                    TO
                                        ------------    ------------

   COMMISSION FILE NUMBER

                                 CELLPOINT INC.

                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
NEVADA                                             52-2032380
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)
--------------------------------------------------------------------------------
KRONBORGSGRAND 7                                   (Zip Code)
SE-164 46 KISTA
SWEDEN
(Address of principal executive offices)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     468 633 2700
     (Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE
-------------------                                ON WHICH REGISTERED
                                                   ---------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Common Stock, $.001 par value                     OTC BB
                                                  Stockholmsborsen
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   -----------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     State issuer's revenues for its most recent fiscal year: $1,114,716 for the fiscal year ended June 30, 2002.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 4,311,535 as of October 8, 2002. The aggregate market value was based upon the closing price for the Common Stock, par value $.001 per share, as quoted by the Over the Counter Market commonly referred to as the OTC Bulletin Board.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2002, 19,489,804 of Common Stock, par value $.001 per share.

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

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


===============================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL INFORMATION

          The Company was organized on February 28, 1997, as Technor International, Inc. pursuant to the provisions of the Corporation Law of the State of Nevada. The Company amended its charter to change its name to CellPoint Inc. on October 4, 1999. The Company maintains its executive offices at Kronborgsgrand 7, 164 46 Kista, Sweden, telephone +46 (0)8 633 27 00, facsimile +46 (0)8 35 87 90. The Company maintains a website at www.cellpoint.com. Information contained on the Company's website is not a part of this Annual Report. The Company, CellPoint Inc. is commonly referred to as "CellPoint".


LOCATION SERVICES

          We focus on the worldwide development, marketing, distribution, sales, implementation and support of mobile location software technology and platforms for digital cellular networks. Our positioning technology, location services platforms are collectively marketed under the name the "CellPoint System". The company's two core products are marketed under the names Mobile Location System ("MLS") and Mobile Location Broker ("MLB")

          The CellPoint System enables users to determine the position of a cellular telephone or mobile device, such as a Personal Digital Assistant (PDA), for use in a broad range of consumer and business applications. The primary location service application areas today include resource management of mobile workforce personnel, friend-finding relative to one's own location, personal security services, information and entertainment services. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information and entertainment services include location-sensitive traffic reports, weather, and concierge information services such as the location of the nearest hotel, cinema, restaurant, bank machine or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing. Friend-finding allows users to maintain buddy lists and view the location of pre-defined, consenting individuals relative to their own location, send messages to these people or call them. Personal security services offer added security to people in higher risk occupations such as night security guards, chauffeurs, tax collectors, health care personnel, postal delivery persons and couriers.

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

         Mobile operators are facing increased competition, lower revenues per user through falling prices and churn among subscribers from one operator to another. Voice services alone have become a commodity service. We believe the key to unlocking further value in the operators' investments in network infrastructure is through offering unique value-added services or by enhancing existing value-added service by adding personalized location information to them. Doing so will attract more customers and more airtime use per customer, improve subscriber loyalty and reduce churn of subscribers. Services such as voice mail, pre-paid subscriptions and short message service (SMS) are value-added service offerings beyond voice that have become commonplace. Location services can offer operators new value-added services to unlock new revenue potential and differentiate operators from their competitors.

         The industry for mobile location services is still very much in its infancy, but new wireless services are an explosive growth area. It has taken longer than we expected for this industry to "take off", but most experts agree that growth is about to accelerate to massive proportions. We believe that 70% - 80% of mobile phone users will employ location services by 2005, and that the location component is key to using the Internet from mobile devices. Location services for mobile users offer broad utility, and can be grouped into four categories: management and tracking, information, entertainment and security. While the industry is very new, we expect that commercial services with a strong business case for management and service applications will be the first to enter the market, but the mass-market services including information and entertainment services will be much larger over time.

 Company History

         Effective February 28, 1999, We acquired technology and intellectual property rights from Novel Electronic Systems & Technologies ("Novel") for the core GSM positioning technology originally developed in South Africa. We own the original core positioning technology, and have the right to use it worldwide, with the exception of sub-Saharan Africa for vehicle tracking applications, which are owned by Matrix Vehicle Tracking (Pty) Ltd., a corporation organized under the laws of South Africa ("Matrix"). The GSM positioning technology was originally commercialized by Wasp SA (Pty) Limited ("Wasp") and Matrix, and has been in commercial use in South Africa for more than five years. There are more than 28,000 commercial users of the original technology in South Africa. We have entered into a cooperation agreement with Matrix whereby Matrix has made available to us its knowledge and know-how regarding GSM positioning applications, strategies and service delivery.

         CellPoint has subsequently developed Mobile Location System ("MLS"), a third generation location platform that works with all mobile phones in all networks, Global System for Mobile Communications ("GSM"), Code Division Multiple Access ("CDMA"), General Packet Radio Service ("GPRS") and Universal Mobile Telecommunications System ("UMTS") regardless of network infrastructure, and without overlays or modifications to the network.

         CellPoint developed a middleware platform in order to support 3rd party applications as well as trusted applications, Mobile Location Broker ("MLB") handling anonymity, end-user privacy management and geo-server support with centralized map rendering, routing, geo-coding and reverse geo-coding. This platform can be placed in a separate security zone to the positioning platform, giving flexible support for operator security requirements.

 Core Business

         Our mission is to be the global leader in providing location-enabling solutions toward mobile operators and service providers throughout the world.

         Our core business is to provide location system software, including location platforms and selective location technology. Core operations are Product Portfolio Management, Systems Management, Product/Systems Development, Systems Verification, 2nd and 3rd line support, marketing and direct touch/partner sales and sales support. Non-core operations are supply and support of hardware (e.g. computer platforms), 1st line support and systems integration.

         The clear requirement for third generation/UMTS terminals to operate in GSM and CDMA networks and the need for a combination of high-accuracy positioning methods coupled to technologies offering high-position availability has lead us to develop a location platform offering a powerful combination of Assisted Global Positioning System ("A-GPS") and Cell-based positioning for trusted clients at a very competitive price to the operator. The solutions offer full support for inter-network roaming.

         In order to support 3rd party applications as well as trusted applications, we offer a middleware platform, MLB handling anonymity, end-user privacy management and geo-server support with centralized map rendering, routing, geo-coding and reverse geo-coding. This platform can be placed in a separate security zone to the positioning platform, giving flexible support for operator security requirements.

         Progressive mobile operators are already launching location-based services, opening up the market and motivating others to invest in a competitive environment. Most are looking at location as a core business and will require the type of carrier-grade, high-capacity and secure systems which fall within CellPoint's product roadmap.

 Location Technology Platform

         Evolving GSM, CDMA and UMTS standards will open up competition between providers for system layers in location-based systems, creating a clear division between location platforms and location applications.

Network-Based Location Platform. In September 2000, we announced a new location platform, Mobile Location System (MLS), capable of locating any subscriber in a GSM network. MLS is a network-based solution that works across multi-vendor GSM, CDMA and UMTS infrastructures and does not require any network upgrades or overlays. MLS is the central software node in a location services system. It has open APIs and integrates location technologies with applications, services, mapping, content terminals and browsers.

         With our MLS platform, mobile operators will be able to move transparently from GSM or CDMA to UMTS. MLS provides seamless migration from second generation GSM networks to third generation ("3G") UMTS networks; this allows 3G operators to offer location services in an effective manner during the build-up phase of their networks, considerably enhancing the initial service offering for 3G operators.

         In September 2002, we announced that our MLS platform was capable of working on the CDMA standard with little to no modification to the network.

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



 Standards

         All GSM phones support our MLS technology today. As GSM standards open up for competition between system layers in location-based systems, a clear division between location platforms and location applications will develop over time. We provide systems in all layers-the positioning technology, the middleware and the location applications-and provides open interfaces for third party development. Operating entirely within GSM, Internet and WAP standards, our location technology and services platform require no network add-on or overlay and work in any GSM network regardless of infrastructure, vendor or vendors, allowing for worldwide roaming capabilities.

         CDMA networks require switch upgrades to comply with the J-STD-036A standard, involving the support of two new interfaces, specific to the Mobile Positioning Center (MPC). The MPC plays the role of a gateway towards the location requests generated by either the CDMA switch (for instance when a call is made to 9-1-1 from a mobile device in that network) or when an application requests a location (like Friend-Finder or Resource Manager). Any CDMA network doing this upgrade will comply with E-911 Phase II. Both MPC and Position Determining Equipment (PDE), are standardized to E-911 Phase II compliance by the J-STD-036A standard. Incremental standardization is provided for commercial services by IS-881 (prior known as PN-4747). The Telecommunications Industry Association (TIA) issues these standards. In order to support Cell-ID, the CDMA switch software needs the support of the IS-881 standard that specifies a new interface towards the Cell-ID PDE.

         We contribute to the setting of standards through our membership and participation in the WAP Forum (we also hold the Secretary position for Location Services), ETSI (European Telecommunications Standards Institute, "ETSI") and the Location Interoperability Forum ("LIF") where we chair the Mobile Location Protocol/Application Programming Interface (MLP/API) definition group.

         The United States Federal Communications Commission (the "FCC") adopted a ruling in June 1996 (Docket No. 94-102) that mandated all cellular telephone carriers to provide location information on all 911 calls by October 2001; however no carriers were in compliance with the mandate as of October 1, 2001. We believe that other countries may mandate similar requirements in the future. Even without such additional regulations, we believe that many cellular carriers are interested in providing new value-added services incorporating cellular location such as the services available from CellPoint.

System Components

         We are an end-to-end developer, supplier and enabler of mobile location software technology and platforms. We provide systems in the location technology and the middleware. We have entered into numerous partnerships with application providers to ultimately deliver the best possible end-to-end solution to the customer. Our location technologies utilize standard GSM and CDMA functionality that is already supported by all major infrastructure suppliers today. The main components of the technology are MLS and MLB. These third generation location platforms support our location technology, provide open interfaces aligned with third generation standards and are designed to support all or most location technologies expected to reach commercial success in the future. It is through theses platforms that all operations and services run.

         MLS provides a generic location and messaging platform. In order to support third party applications as well as trusted applications, we offer a middleware platform, MLB, which handles anonymity, end-user privacy management and geo-server support with centralized map rendering, routing, geo-coding and reverse geo-coding. This platform can be placed in a separate security zone to the MLS positioning platform, giving flexible support for operator security requirements. The application servers utilize the Mobile Location System through an Application Programmers Interface (API), which enables location of a mobile terminal using a uniform protocol that is independent of the type of location provider used. We also make the API available to other application developers who can then deliver their location-based services through our platform. There are a number of third party developers already doing this, which will provide us with even more applications which the operators can offer to their subscribers. A positioning server is attached to MLS, as are the map servers, dedicated terminal servers and other databases.

       The CellPoint System utilizes:

o      A standard GSM, GPRS , CDMA or UMTS cellular network;

o Proprietary server system, the CellPoint Mobile Location System, (server hardware and software) interacting with the cellular network operator's system, placed at the operator's site, at CellPoint's premises or third party premises;

o      A standard cellular phone, WAP phone or other mobile device;

o      Application software; and

o      The Internet.

       The server consists of a number of computers that manage the traffic between the network and the application software. It is designed to handle large quantities of messages used in complex applications. The Mobile Location System manages the communication processes, including routing of messages, calculation of positions, database management and bi-directional message confirmation. Remote billing features are also integrated. The CellPoint Mobile Location System is a high-capacity platform that is fully scaleable and provides carrier-grade availability.

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

 Business Strategy and Commercial Applications

         Our business strategy is to provide mobile location software technology and platforms enabling location service applications in target markets around the world. We begin with installing the CellPoint location services platform with a cellular network operator. The network operator, or a third party, will then market selected location services as value-added services offered to the end-users of the cellular network. We can potentially earn revenues through (i) sale of functionality licenses to network operators for our platforms with a fixed price for the first capacity level and subsequent increases for additional capacity, (ii) percentage or fixed price participation in the revenue streams resulting from the new services offered by the network operator, (iii) usage revenues from service providers, based on transaction volumes or time frames,
(iv) sale of the CellPoint System to strategic partners where partners are licensed to operate the technology in a specified geographic area, (v) maintenance and upgrade fees, (vi) consulting and professional services, and
(vii) programming interfaces.

         We are currently running pilot projects and technology evaluations with cellular network providers for mobile location services. Additionally, we are negotiating with strategic partners to license our technology. We cannot assure our stockholders that any of these pilot projects or strategic partners will result in the execution of definitive contracts for our products and services. We cannot rely on the anticipated revenue from these projects to meet our current growth and expense projections. There can be no assurance that the CellPoint System will achieve a significant degree of market share, and that such acceptance, if achieved, will be sustained for any significant period or that life cycles of that technology will be sufficient (or substitute products available) to permit us to recover start-up and other associated costs.

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

         Although we believe that the CellPoint System is unique, there can be no assurances that other companies will not introduce similar or more advanced technologies. The location services market can be divided into three parts, (i) the location technology, (ii) the location platform and (iii) the applications

 Technology. There are two different types of positioning technologies: handset-based and network-based. Our technology was originally handset-based positioning technology, but we have also developed MLS which is a unique integrated network-based solution. Our positioning technologies are all software-based and when installed in a GSM network require no hardware overlays or add-ons to an operator's network. CDMA networks require limited hardware overlay for our MLS product.

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

         In September 2002, we announced a network-based solution to position any cellular phone in a CDMA network.

         Handset-based solutions may require new model phones, programmed SIM cards or use of WAP phones to be positioned. Our positioning technology was originally developed out of the need to track stolen cars. The concept was to utilize information that was already in existence in a GSM network and have a "smart terminal' that could gather sufficient information from the network and allow a server system to calculate the location very quickly.

         We believe that the technology we offer has distinct advantages over other systems currently being marketed by other companies. For instance, another handset-based solution is built on Global Positioning System (GPS), which uses satellites to determine an X,Y position. GPS requires free line of sight to a minimum of three satellites. We view GPS not as a competing technology but rather complementary to our offerings. GPS provides excellent location coordinates, but our engineers' research has shown that it is insufficient as a stand-alone solution for location services for mobile phones.

         A-GPS is a relatively new system that improves the functionality and performance of GPS by integrating the classic GPS information with sophisticated geographic software and mobile/cellular network information. We believe network operators will implement A-GPS solutions over time as the technology becomes commercially available. A-GPS is a complementary positioning technology to today's enhanced Cell-identification technology and our MLS platform is designed to work with A-GPS when it is commercially available.

         Network-assisted GPS enhances GPS availability but it is widely accepted that it will not be not sufficient for mass commercial location services because users demand location functionality 100% of the time. GPS-equipped mobile phones have limited commercial availability in 2002, albeit as a very limited percentage of the total mobile device market and more of a niche offering. This is primarily due to the excessive power consumption and price points of most phones containing this technology. We support GPS and A-GPS today and we view A-GPS as an excellent complement to the CellPoint System. We believe that a roadmap that involves our enhanced Cell-ID solution in the short-term, and then when A-GPS handsets are more widely available, a combination of enhanced Cell-ID/A-GPS will be the ideal solution for mobile operators and end-users of location-based services.

Location Services Platform. We view ourselves primarily as enablers of location technology and services. Our location services platforms are the "middleware" in the total solution. MLS and MLB are fully GSM and CDMA-compliant, thus work with all GSM and CDMA networks, regardless of infrastructure supplier, and also work in multi-vendor infrastructure environments. We believe that there will be multiple positioning technologies available in the future and no single one will be most suitable in all cases. Consequently, our Location Services Platform will support all or most positioning technologies expected to reach commercial success. Middleware vendors, such as OpenWave and Ericsson have already brought location platform solutions to market. Many others are expected to come to market in the future, but we believe that our ability to offer an end-to-end solution to both GSM and CDMA operators will give us a significant advantage in deploying our platform.

Applications. Today, we are focusing on mobile location software technology and platforms. We have open APIs (Application Programmers Interfaces) available to partners that are developing location-based applications through our Location Developers' Zone. We expect that, in the next few years, hundreds of applications will be delivered via our platform, with the majority being developed by other companies using our APIs.

RESEARCH AND DEVELOPMENT

         In Fiscal 2002, we spent approximately $4,079,000 on development activity, of which approximately $1,359,000 has been capitalized. We spent approximately $5,000,000 on research and development activities in Fiscal 2001. Our personnel have substantial experience in the areas of GSM and UMTS architecture, SS7 signaling, positioning technologies, WAP, Mobile Internet, Unix and Windows. We have recently acquired and may need to acquire more expertise in the CDMA area, due to increased demand for and the recent adaptation of our core technology to the CDMA standard.

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

EMPLOYEES

         At October 8, 2002, we had 51 full-time employees.

TRADEMARKS AND PATENTS

         We are maintaining and building a patent portfolio within our defined target markets in order to maximize competitiveness and to avoid infringements on other parties' technical solutions. The existing portfolio consists of approved location technology patents and a number of filed location technology, middleware and application patents. Since 1997, the Company has applied for several patents for the CellPoint System; most of which are currently pending. In addition, we have applied for more than 20 additional patents with respect to our technologies.

         We believe that the complexity involved in developing these technologies offers considerable protection against similar developments. Our technologies have been under development for more than five years and are continually being refined and improved.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices and headquarters for CellPoint Inc and CellPoint AB, consisting of 10,720 square feet of leased office space located at Kronborgsgrand 7, 164 46 Kista, Sweden. We occupy those facilities on a lease basis and pay the equivalent of $12,000 per month in rent for those facilities. The facilities are leased until October 2002. The leased property is covered by a comprehensive insurance policy covering property, fire, theft, business interruption, general and liability, legal and litigation. We are currently relocating to a smaller premise which should be adequate for our ongoing operations.

ITEM 3. LEGAL PROCEEDINGS

         On August 21, 2002, Castle Creek Technology Partners LLC ("Castle Creek") filed a lawsuit in the United States District Court for the Southern District of New York against CellPoint Inc., and on September 19, 2002, filed an amended complaint in this lawsuit, seeking (1) a declaratory judgment that events of default have occurred under the Convertible Notes of CellPoint Inc. held by Castle Creek (the "Notes"), that as a result of the events of default Castle Creek is entitled to demand conversion of the Notes at an adjusted conversion price, and that CellPoint Inc. is required to deliver to Castle Creek additional shares from prior conversion requests of Castle Creek; (2) specific performance of CellPoint's obligations under the Notes and, specifically, the issuance of shares (up to an additional 889,894 shares) at the adjusted conversion price; (3) judgment against CellPoint Inc. for all sums owed under the Notes; and (4) an injunction mandating CellPoint to deliver the required number of shares based on the adjusted conversion price. Castle Creek has also filed an order to show cause for a preliminary injunction. Castle Creek bases its allegations on the original December 2000 agreement, which CellPoint alleges has been superceded by the March 13, 2002 term sheet agreement with Castle Creek containing different terms. CellPoint is defending this action, and intends to counterclaim against and seek damages from Castle Creek.


         The Company believes that these litigations (including defense costs) could have a material effect on the Company's financial condition or results of operations if the court rules that all sums owed under the Notes must be paid currently.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the NASDAQ Electronic Bulletin Board on January 7, 1998. The Company began trading on the Nasdaq National Market on July 12, 2000. The Company's ceased trading on the Nasdaq National Market on June 26, 2002. As of June 26, 2002, the Company's common stock has been trading on the Over the Counter Market , commonly referred to as the OTC Bulletin Board. The Company's fiscal year ends on June 30 of each year. The Company believes that there are approximately 2,500 beneficial owners of its Common Stock. Set forth below are the high and low closing prices for the Company's Common Stock for each fiscal quarter during fiscal year 2002 and fiscal year 2001:

  ---------------------------------------------------------------------
  FISCAL QUARTER                                 HIGH       LOW
  --------------                                 ----       ---
  ---------------------------------------------------------------------
                                                 COMMON STOCK
                                                 ------------
                                                 PRICES ($)
                                                 ----------
  ---------------------------------------------------------------------
   1st Qtr 01                                    44.500     15.250
  -------------------------------------------------------------------
   2nd Qtr 01                                    21.625     5.250
  ---------------------------------------------------------------------
   3rd Qtr 01                                    10.250     5.375
  ---------------------------------------------------------------------
   4th Qtr 01                                    8.010      2.800
  ---------------------------------------------------------------------
   1st Qtr 02                                    3.200      0.86



  ---------------------------------------------------------------------
   2nd Qtr 02                                    1.89       0.88
  ---------------------------------------------------------------------
   3rd Qtr 02                                    1.23       0.35
  ---------------------------------------------------------------------
   4th Qtr 02                                    0.60       0.01


Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

----------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to      Weighted-average             Number of securities
                                be issued upon exercise      exercise price of            remaining available for
                                of outstanding options,      outstanding options,         future issuance under
                                warrants and rights          warrants and rights          equity compensation
                                                                                          plans(excluding
                                                                                          securities reflected in
                                                                                          column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   NA                           NA                           NA
approved by security holders
----------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                     1,703,900                     $6.53                       1,296,100
----------------------------------------------------------------------------------------------------------------------


RECENT SALES OF UNREGISTERED SECURITIES

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

         On September 25, 2001, the Company also completed an offering pursuant to Regulation S under the Securities Act, in which non-U.S. Persons (as such term is defined in Regulation S), purchased 1,066,606 shares of Common Stock and 784,071 warrants to purchase shares of Common Stock, exercisable at $2.36 per share for two years. The proceeds from the Regulation S offering aggregated $1,211,838, and were used for working capital.

         On October 5, 2001, the Company completed a private placement of shares of Common Stock and warrants to purchase Common Stock for $1,300,000. Such offering was made to accredited investors pursuant to Regulation 506 under the Securities Act. In connection with such offering, the Company issued 1,238,097 shares of Common Stock, and 619,048 warrants to purchase shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months and the other half of which are exercisable at $5.00 per share for twenty-four months.



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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation includes, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include the rate of market development and acceptance of location services technology, the unpredictability of the Company's sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

         For purposes of the discussion contained herein, unless otherwise stated, all information is reported on a consolidated basis for CellPoint Inc. and its wholly-owned subsidiaries ("the Company").

         The Company will require additional capital to implement its business strategies, including cash for (i) payment of operating expenses such as salaries for employees, and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial condition could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital. As a result of the uncertainty of the Company's ability to continue as a going concern, our auditors have included a modification in their opinion on our June 30, 2002 consolidated financial statements expressing substantial doubt about our ability to continue as a going concern for the June 30, 2002 consolidated financial statements.

GENERAL

Critical Accounting Policies and Estimates

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included elsewhere in this annual report on Form 10-KSB, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements.

         The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Revenue Recognition

         Sales of Mobile Location System (MLS) and Mobile Location Broker (MLB) licenses are recognized when the operating system has been delivered, installed and tested by the Company and accepted by the customer. Support services are recorded on a straight-line basis over the term of the support agreements. Sales related to MLS licenses where the Company maintains and monitors the operating system are based on the number of subscribers and recorded on a monthly basis for actual services provided.

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

Acquired technology

         Acquired technology arising on an acquisition of a subsidiary undertaking is an allocation of the difference between the value of the consideration paid and the value of the assets and liabilities acquired. Purchased technology is stated at cost. All acquired technology is amortized through the statement of operations over a period of seven years, which is the Company's best estimate of its useful economic life.

Software development costs

         Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards ("SFAS") No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. Capitalized software development costs shall be amortized on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization shall start when the product is available for general release to customers.


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

RECENT DEVELOPMENTS

BUSINESS DEVELOPMENTS

         On November 8, 2001, we announced results of an extensive performance testing program for the Company's network-based location services platform, Mobile Location System (MLS). Stringent tests were carried out on an entry-level location platform configuration to measure and capture the performance data that is most important to GSM carriers. MLS was loaded to simulate 2,500 users doing 504,000 requests over a 60-minute period. This load reflects a capacity of 140 location transactions per second. Management also announced the Company was ready to accept challenges by any location platform vendor in any GSM environment.

         On November 26, 2001, we announced that E-Plus had ordered CellPoint's Mobile Location Broker (MLB) as its location middleware platform. The MLB will be used for external access to location data, empowering Mobile Virtual Network Operators, independent Service Providers, and other partners when creating value added services. MLB is an integral component enabling new revenue streams for mobile operators and their Service Provider partners to deliver location-specific mobile Internet services. CellPoint's Mobile Location System
(MLS) was already installed at E-Plus and can position users irrespective of whether they are actively engaged in a call or not; MLB completes the full solution for location service provision.

         On March 4, 2002, we announced that Mobile Location Broker had been selected and installed for the European i-mode portal architecture. The combination of the mobile location capability provided by CellPoint's location platforms coupled with the new European i-mode Portal, with its more than 60 major content providers, is expected to open new revenue streams for mobile operators throughout Europe.

         On March 25, 2002, we announced the launch of the world's first commercial location-based services across a live General Packet Radio Service
(GPRS) or `2.5G' network. Using commercially available GPRS handsets from NEC with CellPoint's Mobile Location System (MLS) platform and Mobile Location Broker (MLB) middleware, these new services were launched at CeBIT2002 in Hanover and are available to consumers as part of the successful introduction of i-mode(TM) by E-Plus and NTT DoCoMo in Germany.

SUMMARY OF DEVELOPMENTS SUBSEQUENT TO JUNE 30, 2002

         On July 26, 2002, the Company announced that it had developed new product lines to address early market demand for mobile presence network information. The new product line is marketed as the Mobile Presence Solution. It consists of the Mobile Presence Agent (MPA) and Mobile Presence Broker (MPB), and is part of the Mobile Location Server (MLS) and Mobile Location Broker (MLB) platforms. The concept of Mobile Presence allows end-users to have their instant messaging profiles automatically updated. It provides companies utilizing fleet management or security applications with the ability to automatically determine the availability of mobile units.

         On September 17, 2002, the Company announced that it has evolved its Mobile Location System (MLS) location product to operate in the Code Division Multiple Access (CDMA) environment. This development enables CellPoint's MLS solution to operate in CDMA environments addressing a market containing over 100 million mobile subscribers worldwide.

         On September 26, 2002, we received a purchase order for a complete location system with an initial value of over $2 million dollars. The "CellPoint System" is to be installed in the EMEA region before February of 2003. The terms and conditions of the purchase order and contract do not allow CellPoint to disclose the exact location or purchaser of the CellPoint System. The CellPoint System is being supplied through a reseller based in the UK.


CHANGE IN OUR BOARD OF DIRECTORS

         On December 12, 2001, Mats Jonnerhag term as a director of CellPoint's board expired. Mr. Jonnerhag did not run for reelection.

         On March 18, 2002, the Company announced that Jan Rynning would replace Peter Henricsson as Chairman of the Board.

         On June 13, 2002, the Company announced that Stephen Childs would replace Jan Rynning as Chairman of the Board.

         On June 18, 2002, the Company accepted the resignations of Lynn Duplessis, Peter Henricsson and Jan Rynning from the Board of Directors. The Company then appointed Henrik Andersson, Donald Lilly and Carl Johan Tornell to the Board of Directors.

         In September, Lars Persson resigned from the Board of Directors. Mr. Persson indicated that he had a newly formed conflict of interest between his employer and his position on CellPoint's Board of Directors. This conflict was a result of a recent acquisition by Mr. Persson's employer. Mr. Persson served as President of CellPoint Europe Ltd during

2002 and part of 2001.


CHANGE IN OUR MANAGEMENT

         On November 2, 2002, the Company appointed Stephen Childs to be the President of CellPoint Inc.

         On March 18, 2002, the Company announced that Stephen Childs, President of CellPoint Inc., would replace Peter Henricsson, as Chief Executive Officer.

         On June 13, 2002, the Company announced that Carl Johan Tornell would replace Stephen Childs as President and that Stephen Childs would continue as the Company's Chief Executive Officer.


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

         The Company has therefore recorded a total debt discount of approximately $4,192,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions of the debt principal. Amortization for the year ended June 30, 2002 was approximately $2,732,000, and is recorded as a component of financial items.

         See "Item 3. Legal Proceedings" for the description of a suit recently filed against the Company by Castle Creek.


RESTRUCTURING PROGRAM

         On March 14, 2002 the Company concluded preliminary agreements to eliminate short-term debt held by Castle

Creek Technology Partners and all other debt holders. The terms negotiated with the major debt holders, half of the principal and interest on all outstanding debt, which equates to $5.5 million, will be converted to equity at 78 cents per share. The Company is required to obtain stockholder approval to authorize a new class of convertible preferred stock to effectuate this aspect of this Agreement with Castle Creek. There is no assurance that the Company will be able to obtain authorization from its stockholders for this new class of convertible preferred stock. The remaining $5.5 million in debt has been restructured as long-term debt and is not due until March 2004. Castle Creek as the senior debt holder will have the right to match any financing the Company would do at a price significantly below 78 cents by converting that same portion of their notes, dollar for dollar, into common stock at the same time and at the same price, but with no warrant coverage. These agreements with the debt holders are subject to a settlement being negotiated in parallel with the rest of the Company's creditors, discussed below, and the Company's ability to raise additional capital in the short term.

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

         On June 5, 2002, the Company's newly formed subsidiary, CellPoint AB, entered into a purchase agreement with the trustee and effectively purchased the assets and then additionally rehired the key employees from CellPoint Systems AB.


BUSINESS STRATEGY

CONTINUING OPERATIONS

         We promote, market, develop, offer, sell, support digital cellular or GSM (Global System for Mobile Communications, "GSM") and CDMA (Code Division Multiple Access, "CDMA") technologies and platforms for mobile phone location services. We are primarily an enabler of location technology and services for mobile phones and other mobile devices. Location services for mobile phones are made possible by combining location technology, a location services platform (similar to an operating system) and applications to deliver various location services.

         CellPoint is an end-to-end provider of location services. Our location technology enables users to determine the position of a cellular telephone or object in unmodified cellular networks. The primary location service applications include resource management of mobile workforce assets, friend-finding relative to one's own location, personal security services and fleet management and vehicle tracking for security, including positioning and tracking for recovery in the event of theft. In the resource and fleet management application, companies can view and track their mobile service personnel over the Internet. Information services can include location-sensitive traffic reports, weather, and concierge information services such as the location of the nearest hotel, restaurant or repair shop. Emergency applications could include locating persons making emergency calls, roadside assistance in the event of vehicle breakdown or location of a disabled or impaired person who may be lost or missing.

DISCONTINUED OPERATIONS AND OTHER LIQUIDATIONS

         In October 2001, the Company's subsidiary, Unwire, filed for protection under the bankruptcy courts in Sweden. As a result of the filing the Company ceased all funding of Unwire operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now has no control over the operations or decision-making capabilities of Unwire. As a result, effective October 9, 2001,Unwire is no longer included in the Consolidated financial statements. Results of operations and the financial position of Unwire in all periods have been presented as discontinued operations.

         The Company's South African subsidiary, CellPoint Systems SA (Pty) Ltd ("Systems SA"), also filed for bankruptcy protection under the laws of South Africa in November 2001. Systems S.A. operated a research and development facility for the Company. The telematics portion of Systems SA is presented within the amounts presented as discontinued operations. The location services portion of Systems SA is not included in discontinued operations, as those functions will continue to be performed by the Company's Swedish subsidiary. Costs of closing this subsidiary, primarily the write-off of the intercompany net receivable from Systems SA, were accrued in the June 30, 2001 financial statements with any adjust to be made in the current year.

         On November 2, 2001 the Company's subsidiary in England, CellPoint Europe Ltd.("CellPoint Europe"), filed for liquidation by a appointed liquidator. The functions performed by CellPoint Europe are now performed by the Swedish subsidiary CellPoint Systems AB and its branch office in the United Kingdom.

         On April 3, 2002 the Company's dormant subsidiary, Micronet MLS AB in Sweden, was liquidated through bankruptcy. CellPoint Systems AB then maintained all of the Company's operations in Sweden.

         The assets, liabilities and results of operations of Systems SA, CellPoint Europe, and Micronet MLS AB were immaterial to the financial statements of the Company for all periods presented.

         On April 29, 2002 the Company's subsidiary in Sweden, Systems AB ("Systems AB"), the primary operating subsidiary of the Company, was placed into bankruptcy by a creditor and on May 10, 2002, the Trustee denied the Company's appeal to put aside the formal bankruptcy in favor of allowing the Company to proceed with its formal restructuring under Swedish Bankruptcy Law instead of under the Swedish Reconstruction Act. As a result of the formal bankruptcy proceeding, the Company no longer owned or controlled the operational or financial decision of Systems AB.

         In June of 2002, the Company formed a new Swedish operating subsidiary, CellPoint AB ("CellPoint AB").

         On June 5, 2002, CellPoint AB purchased from the trustee certain tangible and intangible assets previously owned by Systems and negotiated new employment contracts with all key employees previously employed by Systems AB.


RESULTS OF CONTINUING OPERATIONS

         The results of continuing operations are reported herein for the Company's location services business. The Company's subsidiaries that are no longer in operation are reported as "discontinued operations".

 Revenues. For the year ended June 30, 2002 ("Fiscal 2002"), the Company's gross revenues from continuing operations decreased to $1,114,716, as compared to revenues from continuing operations of $4,111,804 for the fiscal year ended June 30, 2001 ("Fiscal 2001") primarily as a result of the Company's inability to focus on sales during the year because of the financial restructuring programs that were on going. Virtually all of the Company's revenues came from the European market.

Cost of Revenues. Costs incurred by the Company in producing revenues are mainly the costs of supplying hardware in conjunction with the sale of the previous generation of software platforms. Costs incurred by the Company in producing revenues were $180,917 in Fiscal 2002 as compared to $587,281 in Fiscal 2001. The Company expected the Company's role in supplying hardware in relation to its sale of software and applications to decrease, and accordingly, the costs of producing revenue as a percentage of revenue are expected to decrease. Research and development expenses are recorded separately.

 Gross Profit. For Fiscal 2002, the Company recorded a gross profit of $933,798 as compared to $3,524,523 gross profit in Fiscal 2001. This decrease in gross profit is attributable to the significant decrease in revenues in Fiscal 2002.

 Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased by $4,375,554, from $8,265,733 in Fiscal 2001 to $3,890,179 in Fiscal 2002. The decrease in selling, general and administrative expenses in the Company's continuing operations was substantial as the Company continued to reduce its infrastructure at both the corporate and operational levels. The primary components of decreased expenses in Fiscal 2001 were a decrease in personnel costs due to a reduction in the number of employees, a decrease in marketing expenses and establishment and maintenance of operations and offices in the United Kingdom. Management expects selling, general and administrative expenses to decrease in the near future as the Company continues implementing cost-saving measures and structural changes.

 Research and Development Expenses. The Company's research and development expenses decreased by $1,768,783 from $4,211,711 in Fiscal 2001 to $2,442,928 in Fiscal 2002. The decrease in research and development expenses in the Company's continuing operations was due to the completion of the new generation of software platforms for location-based services.

 Professional Fees. Professional fees decreased from $1,374,892 in Fiscal 2001 to $1,014,204 in Fiscal 2002. The Company reached a legal settlement with its former counsel during Fiscal 2002 that resulted in a net gain of approximately $1,264,000. Professional fees in Fiscal 2002 primarily related to costs incurred in connection with regulatory compliance and financial restructuring activities. Management expects to continue to incur significant professional fees.

 Depreciation and Amortization Expense. Depreciation and amortization expense decreased from $3,931,215 in Fiscal 2001 to $3,684,798 in Fiscal 2002. Depreciation and amortization is primarily related to purchased technology.

 Financial Items. Financial items resulted in an expense of $3,982,499 in Fiscal 2002 compared to a net expense of $1,900,052 in Fiscal 2001. Interest expense was $3,217,291 in Fiscal 2002, compared to $1,563,541 in Fiscal 2001. The increase in interest expense was attributable to primarily the amortization of the debt discount related to Castle Creek as well as interest on the Company's long term debt. The Company also recorded a gain on the extinguishment of certain payables of $418,399 related to the Company's financial restructuring process. A loss on the investment in Systems of $579,746 was also recorded in Fiscal 2002. In Fiscal 2002, the Company had realized and unrealized exchange gains aggregating $393,909 whereas in Fiscal 2001, the Company had net realized exchange gains of $177,529. These items result primarily from exchange rate fluctuations in the currencies of the United States, Sweden and the United Kingdom.

 Loss from Continuing Operations. Loss from continuing operations for Fiscal 2002 was $(14,080,699) versus ($16,501,365) in Fiscal 2001. The loss from continuing operations was smaller in Fiscal 2002 because the Company greatly reduced its infrastructure, decreased the number of its full-time employees and decreased its marketing and selling expenses as the Company sought to commercialize its products and obtain contracts for the sale of its services and products. The Company believes that as a result of the economic downturn in the telecom sector, anticipated orders from network operators may have been delayed.

 Income from Discontinued Operations. On July 25, 2001, the Company publicly announced its intention to sell its telematics division. On October 9, 2001, Unwire filed for bankruptcy protection under the laws of Sweden. Under accounting principles generally accepted in the United States of America, the results of operations for the telematics division, are presented under "Loss from Discontinued Operations" for Fiscal 2001. The loss from "discontinued operations" of $63,134,742 represents the operating losses of the telematics division for Fiscal 2001. Income from discontinued operations in Fiscal 2002 of $2,184,074 is a result of the reversal of the cumulative translation adjustment in the amount of approximately $1,526,000 relative to the discontinued operations that had previously been recorded as a component of Stockholders' Equity. Additionally, the Company reversed certain reserves totaling approximately $658,000 related to the liquidated telematics subsidiaries deemed no longer necessary. The loss for the discontinued operations prior to October 9, 2001 was taken as a cost in Fiscal 2001. Results subsequent to October 9, 2001 are no longer a part of the Company's consolidated financial statements.

 Net Loss And Loss Per Share. As a result of the above, net loss for continuing operations for Fiscal 2002 was ($14,080,699) and including discontinued operations was increased by $2,184,074. Loss per share from continuing operations was ($1.03) based on weighted average shares outstanding of 13,726,385, while Fiscal 2001 loss per share from continuing operations was ($1.57) based upon a weighted average of 10,532,913 shares outstanding. Loss from operations including discontinued operations was ($0.87). The net loss for Fiscal 2001 was ($79,636,107) including the loss from discontinued operations of ($63,134,742).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. At June 30, 2002, the Company had $127,307 in current assets. Cash and cash equivalents amounted to $5,125. The Company had $4,993,093 in current assets at June 30, 2001. Current liabilities were $12,004,072 on June 30, 2002 compared to $7,401,872 on June 30, 2001. Working capital deficit at the end of Fiscal 2002 was ($11,876,765), as compared to ($2,408,779) at the end of Fiscal 2001. The decrease in working capital is attributable to the Company's expenses in connection with the implementation of its contracts, the reclass of debt from long-term to short-term, test launches and the development of the new generation of software platforms for location-based services and marketing to obtain new commercial contracts.

Cash Flow from Operations. For Fiscal 2002, the Company used net cash in operating activities from continuing operations of $2,130,973, as compared to $11,246,240 for Fiscal 2001. Net cash used in operating activities from discontinued operations was $1,094,379 in Fiscal 2002, as compared to $3,044,374 in Fiscal 2001. The decrease in Fiscal 2002 was largely attributable to the Company's net loss of ($11,896,625) for Fiscal 2002 compared to ($79,636,107) offset by loss from discontinued operations of $63,134,742 for Fiscal 2001.

Cash Flow from Investing Activities. For Fiscal 2002, the Company had a net cash outflow from investing activities from continuing operations of $1,391,352 versus a net cash outflow of $1,626,495 in Fiscal 2001. In Fiscal 2002, the cash outflow was primarily attributable to costs incurred in the development of the Company's software products. The Company does not currently have any commitments for capital expenditures during the next fiscal year, but the Company may make such expenditures if an opportunity consistent with the Company's business strategy presents itself.

Cash Flow from Financing Activities. For Fiscal 2002, the Company had a net cash inflow from financing activities from continuing operations of $3,990,113 versus a net cash inflow from continuing operations of $10,150,323 in Fiscal 2001. The Company received net proceeds of approximately $6,058,000 from sales of equity through private placements in Fiscal 2002. Proceeds were used for working capital and to repay long-term debt of approximately $3,294,000.

The Company will require additional capital during its fiscal year ending June 30, 2003 to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its future results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. While the Company has begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

Stockholders' Equity. Total stockholders' equity at June 30, 2002 was $354,969 including an accumulated deficit of ($107,170,335). The accumulated deficit for Fiscal 2002 includes $2,184,074 attributable to income from discontinued operations, recorded in accordance with United States generally accepted accounting principles, associated with the Company's liquidation of subsidiaries during Fiscal Year 2001. The Company's stockholders' equity was $4,026,846 at

June 30, 2001, including an accumulated deficit of ($95,273,710).


 The following table shows the Company's contractual obligations related to fixed rate long-term debt as well as lease obligations (See Notes 9 and 16 to the consolidated financial statements):


                                                          Payments due by period

                                     Total        1 year     1 - 3 years   4 - 5 years     5 years
                                  -----------   -----------   -----------   -----------   -----------
Contractual obligations
Long term debt..................  $ 8,976,735   $ 8,976,735   $         -   $         -   $         -
Operating lease obligations.....      320,000       160,000       160,000             -             -
                                  -----------   -----------   -----------   -----------   -----------
Total...........................  $ 9,296,735   $ 9,136,735   $   160,000   $         -   $         -
                                  ===========   ===========   ===========   ===========   ===========

Recent accounting pronouncements

                    In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

          The Company does not expect the adoption of SFAS No.'s 141 and 142 to have a material impact on its financial position or results of operations.

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

          In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

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

       o    We have been sued by Castle Creek (see "Legal Proceedings");

       o We have a history of losses and we anticipate significant future losses:

       o Our business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the market for location services;

       o    Our sales cycles are long and our revenue is unpredictable;

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


ITEM 7. FINANCIAL STATEMENTS

The financial statements for the Company's fiscal year ended June 30, 2002 are attached to this Annual Report commencing at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the directors and executive officers of the
Company:

 -----------------------------------------------------------------------------

 -----------------------------------------------------------------------------
 Stephen Childs                      Chairman and Chief Executive Officer
 -----------------------------------------------------------------------------
 Carl Johan Tornell                  Director, President
 -----------------------------------------------------------------------------
 Donald Lilly                        Director, Secretary
 -----------------------------------------------------------------------------
 Bengt Nordstrom                     Director
 -----------------------------------------------------------------------------
 Henrik Andersson                    Director
 -----------------------------------------------------------------------------

 -----------------------------------------------------------------------------

         Stephen Childs, 53, has been a director of the Company since May 2000. He has more than 15 years international experience in the telecom industry and has held senior management positions with Orange from 1997-2000 as Group Director-New Business Ventures; Deutsche Telecom from 1995-1996 as Vice President, International Business Development; US West International from 1993-1995, Assistant Vice President; Pakcom from 1990-1993 as CEO and McCaw Cellular from 1986-1988 in the United States as General Manager. He has over 20 years of proven success in general management, sales and marketing and an extensive network in the telecoms industry.

         Carl Tornell, 45, was elected the President of CellPoint, Inc. and as a Director in June 2002 and has been involved with us over the past year. Prior to joining CellPoint and since late 1999, he was with Tornell and Partenaris, a management consulting firm based in Brussels, Belgium, where he provided corporate advisory services to international companies.

         Donald Lilly, 67, elected as a Director in June, 2002, is retired senior partner and counsel to the law firm Lilly Anderson Wilson plc, with offices in Toronto and Ontario, Canada, where he practiced until September 2001. He has been a director of several private companies in the asset management and technology industries, and continues to serve as legal counsel to selected European and North American companies. Mr. Lilly is currently a member of the Advisory Board and Nominating Committee of CellPoint.

         Henrik Andersson, 56, elected as a Director in June 2002, is the founder and former President of Stockholm Bors Information (SBI), the second Swedish Stock Exchange. Mr. Andersson retired as head of the exchange in February, 2000, and has since that time managed private business interests.

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


COMMITTEES AND MEETINGS

         In July, the Board of Directors established an Audit Committee. The purpose of the Audit Committee is to review the proposed scope of audit and non-audit services and the fees proposed to be charged for such services, reviews the reports and receives comments and recommendations from the Company's internal audit function and the Company's independent auditors following completion of the annual audit, and reviews with such auditors and management the Company's accounting policies and the adequacy of the Company's internal accounting controls. The Audit Committee also deals with special matters relating to the Company's accounting practices and financial statements brought to its attention by the Company's internal auditors, management or the Company's independent auditors. The Audit Committee is comprised of Messrs. Childs, Tornell and Lilly.

         The Board of Directors held 15 meetings during the Company's fiscal year ended June 30, 2002. Otherwise, the Board of Directors acted by unanimous written consent.

COMPENSATION OF DIRECTORS

         The directors of the Company do not receive salaries for being directors but do have options in the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. We believe our officers and directors are in compliance with these requirements.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table shows compensation for services rendered to the Company during the fiscal years ended June 30, 2002 and 2001, respectively, by the Chief Executive Officer and President of the Company. Each executive officer serves under the authority of the Board of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.


                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
NAME AND                   FISCAL   SALARY       BONUS    OTHER             RESTRICTED   SECURITIES      LTIP       ALL OTHER
PRINCIPAL POSITION         YEAR     ($)          ($)      ANNUAL            STOCK        UNDERLYING      PAYOUTS    COMPENSATION
------------------         ----     ---          ---      COMPENSATION      AWARD(S)     OPTIONS/        ($)        ($)
                                                          ($)               ($)          SARS            ---        ---
                                                          ---               ---          (#)
                                                                                         ---
------------------------------------------------------------------------------------------------------------------------------
                                                                            AWARDS                       PAYOUTS
                                                                            ------                       -------
------------------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                                 -------------------                       ----------------------
------------------------------------------------------------------------------------------------------------------------------
Stephen Childs             2002    $ 80,000(1)   -        -                 -              -               -
------------------------------------------------------------------------------------------------------------------------------
Peter Henricsson,          2002    $180,000      -        $ 8,000(2)                                                  -
------------------------------------------------------------------------------------------------------------------------------
 President & CEO           2001    $200,000      -        $20,000(2)        -              -               -          -
------------------------------------------------------------------------------------------------------------------------------
                           2000    $140,000      -        $ 6,500(2)        -              -               -          -
------------------------------------------------------------------------------------------------------------------------------
Lynn Duplessis,            2002    $163,000      -        $ 8,000(3)
------------------------------------------------------------------------------------------------------------------------------
 EVP and Secretary         2001    $168,000      -        $20,000(3)        -              -               -          -
------------------------------------------------------------------------------------------------------------------------------
                           2000    $125,000      -        $ 6,500(3)        -              -               -
------------------------------------------------------------------------------------------------------------------------------
Lars Persson               2002    $ 98,000(4)   -        $70,000(5)        -              -               -          -
------------------------------------------------------------------------------------------------------------------------------
 President, CellPoint      2001    $294,000      -        $98,000(6)        -              -               -
Europe Ltd.
------------------------------------------------------------------------------------------------------------------------------
                           2000    -             -        -                 -              90,000/0        -
------------------------------------------------------------------------------------------------------------------------------
Lars Wadell                2002    $124,960                                                                           -
------------------------------------------------------------------------------------------------------------------------------
 Chief Financial Officer   2001    $140,000      -        -                 -              40,000/0        -
------------------------------------------------------------------------------------------------------------------------------

-----------
(1) Represents salary paid for serving as interim President and CEO from November 2001 thru June 2002.

(2) Represents housing allowance paid on behalf of Mr. Henricsson. Mr. Henricsson and Ms. Duplessis are husband and wife.

(3) Represents housing allowance paid on behalf of Ms. Duplessis. Mr. Henricsson and Ms. Duplessis are husband and wife.

(4)    Represents salary paid from July 2001 thru October 2001.

(5)    Represents housing allowance, car allowance and tuition reimbursement.

(6) Represents housing allowance of $50,000, car allowance of $18,000, and tuition reimbursement of $31,000.

       In October of 2001, Stephen Childs replaced Peter Henriccson as President of CellPoint Inc. Mr. Henricsson continued to serve as the Company's CEO and Chairman.

       In March of 2002, Stephen Childs assumed Peter Henricsson's duties as CEO and Jan Rynning was appointed as the Company's new Chairman of the Board.

       On June 13, 2002, Carl Johan Tornell replaced Stephen Childs as President of the Company. Mr. Childs continued to serve as the Company's CEO and Chairman of the Board.

       As of June 30, 2002, the Company no longer had employment agreements with its former executive officers: Peter Henricsson, Lynn Duplessis, Lars Persson and Lars Wadell.

         The Company has no set bonus policy. Bonuses may be awarded by the independent directors of the Company. There is no bonus plan currently under discussion or in place with the Company. The directors of the company do not receive salaries for being directors but do have options in the Company.

         Option Grants in Last Fiscal Year

         The Company granted the following options to executive officers during Fiscal 2002:

--------------------------------------------------------------------------------------------------------------
Name                     Number of                    Percent of         Exercise      Expiration Date
----                     Securities                   Total              or Base       ---------------
                         Underlying                   Options/SARs       Price
                         Options/SARs                 Granted to         ($/sh)
                         Granted(#)(1)(2)             Employees In       -------
                         ----------------             Fiscal Year
                                                      ------------
--------------------------------------------------------------------------------------------------------------
                         Individual Grants
                         -----------------
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Stephen Childs           35,000                                          $1.25        2011
--------------------------------------------------------------------------------------------------------------
                          5,000                                           6.09        2011
--------------------------------------------------------------------------------------------------------------
                         30,000                       28.57%              1.50        2012
--------------------------------------------------------------------------------------------------------------
Donald Lilly             15,000                                           1.26        2011
--------------------------------------------------------------------------------------------------------------
                         75,000                       36.73%               .36        2012
--------------------------------------------------------------------------------------------------------------

-----------

(1)    The Company did not grant any SARs during Fiscal 2002.

(2) The options granted vest in installments over eighteen to twenty-eight months. The options fully vest in the event of a change in control of the Company.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

        The following table sets forth as to each person named in the Summary Compensation Table the specified information with respect to option exercises during Fiscal 2002 and the status of their options at the end of Fiscal 2002.

---------------------------------------------------------------------------------------------------------------------------
Name                Number of         Value        Exercisable       Nonexercisable        Exercisable      Nonexercisable
----                Shares            Realized     -----------       --------------        -----------      --------------
                    Acquired          ($)(1)
                    on Exercise       ------
                    -----------
---------------------------------------------------------------------------------------------------------------------------
                                                   Number of Unexercised                   Value of Unexercised
                                                   Options/SARs at Fiscal                  in-the-Money(4)
                                                   Year-End                                Options/SARs at
                                                   --------                                Fiscal Year-End ($)(5)
                                                                                           ----------------------
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Peter Henricsson    -                 -            75,000(2)         -                     -                -
---------------------------------------------------------------------------------------------------------------------------
Lynn Duplessis      -                 -            75,000(3)         -                     -                -
---------------------------------------------------------------------------------------------------------------------------
Lars Persson        -                 -            90,000            -                     -                -
---------------------------------------------------------------------------------------------------------------------------
Lars Wadell         -                 -            40,000            -                     -                -
---------------------------------------------------------------------------------------------------------------------------
Stephen Childs      -                 -            70,000            -                     -                -
---------------------------------------------------------------------------------------------------------------------------
Donald Lilly        -                 -            90,000            -                     -                -
---------------------------------------------------------------------------------------------------------------------------

-----------

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

(4) "In-the-money" options are options whose exercise price was less than the market price of Common Stock at June 30, 2002.

(5) Based on a stock price of $.13 per share, which was the closing price of a share of Common Stock reported on the OTC Bulletin Board on June 28, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's capital structure consists of 50,000,000 authorized shares of Common Stock, of which 19,489,804 shares were issued and outstanding as of October 1, 2002 and 3,000,000 shares of Preferred Stock, none of which is outstanding. Each share of Common Stock is entitled to one vote.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2002, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. Unless otherwise noted below, each such person had sole voting and investment power over such shares.


-----------------------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial                                                     Shares of Common        Percent of Common
Owners and Directors and Officers                                                  Stock Beneficially      Stock Beneficially
---------------------------------                                                  Owned                   Owned
                                                                                   -----                   -----
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Stephen Childs                                                                     83,000(a)               *
-----------------------------------------------------------------------------------------------------------------------------------
 4800 Abbey Road
Placerville, California 95667
United States
-----------------------------------------------------------------------------------------------------------------------------------
Lynn Duplessis (together with Peter Henricsson)                                    2,150,000(b)            11.38%
-----------------------------------------------------------------------------------------------------------------------------------
Peter Henricsson (together with Lynn Duplessis)                                    2,150,000(c)            11.38%
-----------------------------------------------------------------------------------------------------------------------------------
c/o CellPoint
Suite 75 Frimley House
5 The Parade, High Street
Frimley, Surrey GU16 7JQ
England
-----------------------------------------------------------------------------------------------------------------------------------
Bengt Nordstrom                                                                    35,000(d)               *



-----------------------------------------------------------------------------------------------------------------------------------
 Northstream AB
Sjoangsvagen 7
S-19172 Sollentuna
Sweden
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Donald Lilly                                                                       180,000(e)              *
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
 Officers and Directors as a Group                                                 362,000                 1.91
-----------------------------------------------------------------------------------------------------------------------------------

-----------

*Less than 1%

(a) Mr. Childs holds as of June 30, 2002, options to acquire 70,000 shares all of which are currently exercisable.

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

(d) Mr. Nordstrom holds options to purchase 35,000 shares, all of which are currently exercisable.

(e)  Mr. Lilly holds options to purchase 90,000 shares of common stock. Marney
S. Lilly, Mr. Lilly's wife, owns 25,000 shares of common stock and 65,000 shares of common stock are held in trust, with Mr. Lilly as Trustee for his son W. Donald Lilly. Mr. Lilly disclaims beneficial ownership of the shares owned by his wife and of the shares so held in trust for his son.


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

       The foregoing table does not include shares issuable upon conversion of notes and exercise of warrants currently held by Castle Creek. On July 25, 2001, the Company and Castle Creek entered into a Note Purchase, Modification and Forebearance Agreement, pursuant to which the Company has agreed to purchase the remaining $9.25 million principal amount in convertible notes currently held by Castle Creek. The Company was obligated to pay $3.0 million to Castle Creek by September 24, 2001 and $4.955 million by October 23, 2001 (of which $1.0 million was paid as a non-refundable deposit on July 25, 2001), plus all accrued and unpaid interest from the original issuance date through October 23, 2001 or, if earlier, the date of the purchase. As part of the transaction, the Company has issued to Castle Creek five-year warrants to purchase 500,000 shares of Common Stock, exercisable after one year, at an exercise price of

$3.14 per share (subject to specified anti-dilution adjustment). The shares issuable upon exercise of such warrant are to be registered with the Securities and Exchange Commission. In addition, the Company has granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek has agreed not to trade in the Company's stock effective July 25, 2001 until the note repurchase is completed, in consideration of which Castle Creek was paid $1.0 million as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the notes. The Company has granted Castle Creek a full release of all claims and has agreed not to disparage Castle Creek; Castle Creek has agreed not to disparage the Company. In addition, Castle Creek holds warrants to purchase 210,526 shares of Common Stock, which are currently exercisable at an exercise price of $11.40 per share (subject to antidilution adjustments).

         On September 26, 2001, CellPoint and Castle Creek entered into an amendment of the July Agreement to repurchase the convertible notes currently held by Castle Creek and related maters. Pursuant to the amendment, CellPoint paid $2.25 million to Castle Creek on September 26, 2001 for principal and accrued interest. The remaining outstanding convertible notes will be subject to a fixed conversion price of $4.00, and were scheduled to be repurchased on October 1, 2002 for approximately $6.1 million plus accrued interest (subject to specified adjustments upon a material breach by CellPoint). The outstanding notes are prepayable in part or in whole at any time.

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

         See "Legal Proceedings" for the description of a suit recently filed against the Company by Castle Creek.

STOCK INCENTIVE PLAN

         The Board of Directors of the Company has adopted a stock incentive plan (the "Plan"). Pursuant to the provisions of the Plan, 2,000,000 shares of the Company's Common Stock are reserved for issuance upon exercise of options. The Plan is designed to retain qualified and competent officers, employees, and directors of the Company.

         The Company's Board of Directors, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Plan on such terms and at such prices as determined by the Company's Board of Directors. The exercise price will not be lower than the closing price on the date the options are issued, or if such prices are not available, at the fair market value as determined by the Board of Directors. Options granted under the Plan will be exercisable after the period specified in the option agreement. Options granted under the Plan will not be exercisable after the expiration of ten years from the date of grant. The Plan will also authorize the Company to make loans to optionees to enable them to exercise their options. During Fiscal 2002, zero options were exercised, 393,900 were cancelled and 245,000 options were granted. There were 779,100 options outstanding as of June 30, 2002. To date, the Company has not issued any SAR's.

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

         The Board of Directors of the Company, or a committee thereof, shall administer the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees, consultants and affiliates including the Company's officers and directors (whether or not employees). Warrants will be sold to eligible persons at prices determined by independent appraisers to be fair market prices at the time of such sale. Each warrant will have an exercise price equal to no less than 150% of the closing price of the Company's Common Stock on the date immediately preceding the date of sale. Each warrant sold pursuant to the Warrant Plan will be subject to a vesting period as determined by the Board of Directors, and will expire no later than five years from the date of issuance. To date, warrants with respect to an aggregate of 924,800 warrants have been sold.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K



(a)      Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-KSB:


Exhibit No.                                              Description of Exhibit
-----------                                              ----------------------
-------------------------------------------------------------------------------
      3.1 Articles of Incorporation (incorporated by reference to the Company's filing on Form 10-SB, filed on December 23, 1998)
-------------------------------------------------------------------------------
      3.2 Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on June 8,
               2000)
-------------------------------------------------------------------------------
      3.3 Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of Nevada on October 4, 1999 (incorporated by reference to the Company's Current Report on Form 8-K, filed on October 5, 1999)
-------------------------------------------------------------------------------
      3.4 Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of Nevada on March 6, 2002 (filed herewith)
-------------------------------------------------------------------------------
      4.1 Registration Rights Agreement, dated as of February 29, 2000, by and among CellPoint Inc., CellPoint Swedish Holdings Ltd., and the Sellers named therein (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 13, 2000, as amended by Form 8-K/A, filed on May 15, 2000).
-------------------------------------------------------------------------------
      4.2 Securities Purchase Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and the Purchaser set forth therein (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 12, 2000).
-------------------------------------------------------------------------------
      4.3 Registration Rights Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and the Initial Investor (as such term is defined therein) (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 12, 2000).
-------------------------------------------------------------------------------
      4.4 Convertible Note of CellPoint Inc., dated December 6, 2000, payable to the order of Castle Creek Technology Partners LLC, in the aggregate principal amount of $10,000,000 (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 12, 2000).
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      4.5 Stock Purchase Warrant of CellPoint Inc., dated December 6, 2000, with respect to the right of Castle Creek Technology Partners LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 12, 2000).
-------------------------------------------------------------------------------
      4.6 Stock Purchase Warrant of CellPoint Inc., dated July 25, 2001, with respect to the right of Castle Creek Technology Partners LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed on July 31, 2001).
-------------------------------------------------------------------------------
      4.7 Form of Stock Purchase Warrant (filed as an Exhibit to the Company's Registration Statement on Form S-3, filed on October 31, 2001).
-------------------------------------------------------------------------------
      4.8 Stipulation and Order, dated December 19, 2001, between Castle Creek Technology Partners LLC and CellPoint Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed on December 21, 2002).
-------------------------------------------------------------------------------
      4.9 Agreement, dated February 28, 2002, between Castle Creek Technology Partners LLC and CellPoint Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 14, 2002).
-------------------------------------------------------------------------------
      4.10 Term Sheet, dated March 13, 2002, between Castle Creek Technology Partners LLC and CellPoint Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 14, 2002).
-------------------------------------------------------------------------------
      10.1 Amended and Restated Stock Incentive Plan (Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000)

-------------------------------------------------------------------------------
      10.2 Agreement between Matrix Vehicle Tracking (Pty) Ltd. and Technor International Inc., dated May 11, 1999

-------------------------------------------------------------------------------
      10.3 Amended and Restated Option Agreement, dated May 13, 1999 (Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000)

-------------------------------------------------------------------------------
      10.4 Sale of Technology Agreement between Novel Electronic Systems & Technologies and Technor International Inc., dated May 13, 1999 (Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000)

-------------------------------------------------------------------------------
      10.5 Share Sale Agreement, dated May 13, 1999, between Gerrit van Urk, Albert van Urk, Guy Redford and Technor International, Inc (Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000)

-------------------------------------------------------------------------------
      10.6 Limited Sale of Business, dated as of March 1, 1999, between Wasp International (Pty) Limited and Wasp S.A. (Pty) Limited (Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18, 2000)

-------------------------------------------------------------------------------
      10.7 Project Agreement, dated April 23, 1999, between Tele2 and CellPoint Systems AB (Incorporated by reference to the Company's Registration Statement on Form 10-SB/A-2, filed on January 18,
               2000)

-------------------------------------------------------------------------------
      10.8 Agreement, dated as of June 30, 2000, by and between France Telecom Mobiles and CellPoint Systems AB (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29, 2000; omits portions based upon a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)
-------------------------------------------------------------------------------
      10.9 Share and Asset Transfer Agreement, dated October 19, 2001, between Micronet AB and CellPoint Systems AB (filed as an Exhibit to the Company's Registration Statement on Form S-3, filed on November 1, 2001).
-------------------------------------------------------------------------------
      10.10 Employment Agreement, dated as of June 1, 1999, between CellPoint Inc. and Lynn Duplessis (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September 29,
               2000)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      10.11    Employment Agreement, dated as of July 9, 2000, by and between
               CellPoint Inc. and Lars Persson (incorporated by reference to the
               Company's Annual Report on Form 10-KSB, filed on September 29,
               2000)
-------------------------------------------------------------------------------
      10.12    Employment Agreement, dated as of October 16, 2000, by and between CellPoint Inc. and Lars Wadell (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on October
               17, 2001)
-------------------------------------------------------------------------------
      10.13    Loan Agreement, dated June 7, 2000, by and between M&S Trust
               Company Limited and CellPoint Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on September
               29, 2000)
-------------------------------------------------------------------------------
      10.14    Securities Purchase Agreement, dated as of December 6, 2000, by and among CellPoint Inc. and the Purchaser set forth on the execution page thereof (incorporated by reference to the
               Company's Current Report on Form 8-K, filed on December 12, 2000)
-------------------------------------------------------------------------------
      10.15    Note Purchase, Modification and Forebearance Agreement, dated as of July 25, 2001, by and between CellPoint Inc. and Castle Creek
               Technology Partners LLC (incorporated by reference to the
               Company's Current Report on Form 8-K, filed on July 31, 2001)
-------------------------------------------------------------------------------
      10.16    Amendment, dated September 26, 2001, to Note Purchase,
               Modification and Forbearance Agreement, dated as of July 25,
               2001, by and between CellPoint Inc. and Castle Creek Technology
               Partners LLC (incorporated by reference to the Company's Current
               Report on Form 8-K, filed on October 5, 2001)
-------------------------------------------------------------------------------
      10.17    Cooperation Agreement Regarding Telematics, by and between Unwire
               AB and Ericsson Business Consulting (Malaysia), dated April 5,
               2000 (filed as an Exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form S-3, filed on May 24, 2002).
-------------------------------------------------------------------------------
      10.19    Contract, dated July 7, 2000, between France Telecom Mobiles and
               CellPoint Systems AB (filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3, filed on May
               24, 2002).
-------------------------------------------------------------------------------
      23       Consent of BDO SEIDMAN, LLP
-------------------------------------------------------------------------------
      99.1     Certification of Chief Executive Officer Pursuant to 18 USC 1350
               (filed herewith)
-------------------------------------------------------------------------------
      99.2     Certification of Principal Financial Officer Pursuant to 18 USC
               1350 (filed herewith)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-----------



(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CELLPOINT INC.

                                       By:   /s/ STEPHEN CHILDS

                                       -------------------------------
                                              Stephen Childs
                                       CHIEF EXECUTIVE OFFICER

                                       October 17, 2002
                                       By:

                                       /s/ CARL JOHAN TORNELL
                                       -------------------------------
                                            Carl Johan Tornell
                                      (PRINCIPAL FINANCIAL OFFICER)
                                      October 17, 2002

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                 TITLE                 DATE
             ---------                 -----                 ----

     /s/ Stephen Childs
--------------------------------       Chairman and Chief    October 17, 2002
         Stephen Childs                Executive Officer


     /s/ Carl Johan Tornell
--------------------------------       President and         October 17, 2002
         Carl Johan Tornell            Director


     /s/ Donald Lilly
--------------------------------       Secretary and         October 17, 2002
         Donald Lilly                  Director


     /s/ Bengt Nordstrom
 -------------------------------       Director              October 17, 2002
         Bengt Nordstrom


--------------------------------       Director              October __, 2002
        Henrik Andersson

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Stephen Childs, certify that:

        1.  I have reviewed this annual report on Form 10-KSB of CellPoint Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a 2 material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly 3 present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 17, 2002

/s/    STEPHEN CHILDS
----------------------------------
STEPHEN CHILDS
Chief Executive Officer



--------------------------------------------------------------------------------

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Carl Johan Tornell, certify that:

        1.  I have reviewed this annual report on Form 10-KSB of CellPoint Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a 2 material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly 3 present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 17, 2002


                                         /s/    CARL JOHAN TORNELL
                                         ---------------------------------
                                                CARL JOHAN TORNELL
                                                Principal Financial Officer

CELLPOINT, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended
June 30, 2002 and 2001


Contents

--------------------------------------------------------------------------------

                                                                           PAGE

Report of Independent Certified Public Accountants                         F-1

Consolidated balance sheets
as of June 30, 2002 and 2001                                               F-2

Consolidated statements of operations
for the years ended June 30, 2002 and 2001                                 F-4

Consolidated statements of stockholders' equity
for the years ended June 30, 2002 and 2001                                 F-5

Consolidated statements of cash flows
for the years ended June 30, 2002 and 2001                                 F-7

Notes to consolidated financial statements                                 F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CELLPOINT, INC. AND SUBSIDIARIES
CHERTSEY, ENGLAND


         We have audited the accompanying consolidated balance sheets of CellPoint, Inc. and Subsidiaries (the Company) as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellPoint, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
         Note 1 to the consolidated financial statements, the Company's recurring significant operating losses and its working capital deficit at June 30, 2002 raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

         /s/BDO SEIDMAN, LLP

         New York, New York
         USA

         October 11, 2002

CELLPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in USD)

--------------------------------------------------------------------------------

                                                                               JUNE 30,               JUNE 30,
                                                             NOTE                2002                   2001

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $       5,125         $      687,151
   Accounts receivable, net of allowance for
     doubtful accounts of $Nil and $Nil, respectively         17                       -              1,366,641
   Unbilled receivables                                                                -                792,443
   Prepaid expenses and other current assets                   2                  57,914                383,578
   Other receivables                                                              64,268                402,132
    Current assets of discontinued operations                 10                       -              1,361,148
                                                                               ---------             ----------
TOTAL CURRENT ASSETS                                                             127,307              4,993,093
                                                                               ---------             ----------
LONG-TERM ASSETS
   Restricted cash                                                                     -                184,216
   Acquired technology, net                                    3              12,575,189             15,571,001
   Other intangible assets, net                                4                 262,387              1,107,201
   Property and equipment, net                                 7                 119,908                885,780
   Non-current assets of discontinued operations              10                       -                521,401
                                                                            ------------             ----------
TOTAL LONG-TERM ASSETS                                                        12,957,484             18,269,599
                                                                            ------------             ----------

TOTAL ASSETS                                                               $  13,084,791         $   23,262,692
                                                                            ============             ==========

See accompanying summary of accounting policies and notes to the financial statements

CELLPOINT, INC. AND SUBSIDIARIES

(amounts in USD)

--------------------------------------------------------------------------------

                                                                                 JUNE 30,                    JUNE 30,
                                                             NOTE                  2002                        2001

LIABILITIES AND STOCKHOLDERS'
 EQUITY

CURRENT LIABILITIES
   Accrued expenses and other current liabilities              8             $   2,047,458              $    2,337,066
   Accounts payable                                                                979,879                   2,082,257
   Current maturities of long-term debt                        9                 8,976,735                           -
   Current liabilities of discontinued operations                                        -                   2,982,549
                                                                                ----------                  ----------
TOTAL CURRENT LIABILITIES                                                       12,004,072                   7,401,872

Due to Related Parties                                        12                   725,750                           -

LONG-TERM DEBT, NET OF CURRENT MATURITIES                      9                         -                  11,785,510
                                                                                ----------                  ----------

TOTAL LIABILITIES                                                               12,729,822                  19,187,382
                                                                                ----------                  ----------

MINORITY INTEREST                                                                        -                      48,464

COMMITMENTS AND CONTINGENCIES                                 16

STOCKHOLDERS' EQUITY                                        15, 18
   Common shares ($0.001 par value; authorized
   50,000,000 shares, 18,745,645 shares and
   10,824,503 shares issued and
   outstanding, respectively)                                                       18,746                      10,824
   Additional paid in capital                                                  107,556,660                  98,692,254
   Cumulative foreign currency translation adjustment                              (50,102)                    597,478
   Accumulated deficit                                                        (107,170,335)                (95,273,710)
                                                                              ------------                  ----------
TOTAL STOCKHOLDERS' EQUITY                                                         354,969                   4,026,846
                                                                              ------------                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  13,084,791              $   23,262,692
                                                                              ------------                  ----------


See accompanying summary of accounting policies and notes to the financial statements

CELLPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in USD)

--------------------------------------------------------------------------------

                                                                               YEAR ENDED           YEAR ENDED
                                                                                JUNE 30,             JUNE 30,
                                                  NOTE                            2002                 2001

Revenues                                                                   $    1,114,716       $    4,111,804
Cost of revenues                                   17                            (180,917)            (587,281)
                                                                            -------------         ------------
Gross profit                                                                      933,799            3,524,523


Selling, general and administrative expenses                                   (3,890,179)          (8,265,733)
Research and development expenses                   1                          (2,442,928)          (4,211,711)
Professional fees, net of approximately
  $1,264,000 litigation settlement                                             (1,014,204)          (1,374,892)
Depreciation and amortization                                                  (3,684,798)          (3,931,215)
                                                                            -------------          -----------
   TOTAL OPERATING EXPENSES                                                   (11,032,039)         (17,783,551)
                                                                            -------------          -----------
LOSS FROM OPERATIONS                                                          (10,098,240)         (14,259,028)

Investment expenses:
Loss on sale of investment                                                              -             (342,285)
Financial items, net                               11                          (3,982,459)          (1,900,052)
                                                                             ------------           ----------
LOSS FROM CONTINUING OPERATIONS                                               (14,080,699)         (16,501,365)

DISCONTINUED OPERATIONS                            10

Income/(loss) from discontinued operations                                      2,184,074          (10,876,197)
Loss on disposal of discontinued operations                                             -          (52,258,545)
                                                                             ------------          -----------

Income/(loss) from discontinued operations                                      2,184,074          (63,134,742)

LOSS BEFORE INCOME TAX                                                        (11,896,625)         (79,636,107)

Income tax                                         14                                   -                    -
                                                                              -----------         ------------
NET LOSS                                                                   $  (11,896,625)      $  (79,636,107)
                                                                             ============         ============



Weighted average number of shares
 outstanding, basic and diluted                                                13,726,385           10,532,913
                                                                             ============         ============

Net income/(loss) per common share basic and diluted:
   Continuing operations                                                   $        (1.03)      $        (1.57)
   Discontinued operations                                                 $         0.16       $        (5.99)
   Net loss per share                                                      $        (0.87)      $        (7.56)


See accompanying summary of accounting policies and notes to the financial statements

CELLPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in USD)

-------------------------------------------------------------------------------


                                   COMMON SHARES ISSUED              ADDITIONAL                  ACCUMULATED
                                          NUMBER                      PAID-IN        DEFICIT    COMPREHENSIVE
                                         OF SHARES      AMOUNT        CAPITAL      ACCUMULATED  INCOME/(LOSS)    TOTAL

Balance, June 30, 2000                   10,465,000     $ 10,465  $ 95,434,348   $(15,637,603)   $  292,866    $80,100,076

Shares issued                               268,030          268       150,055              -             -        150,323
Shares issued for the conversion
 of debt (note 9(b))                         91,473           91       299,909              -             -        300,000

Original issue debt discount (note 9(b))          -            -     2,807,942              -             -      2,807,942

Comprehensive loss
   Net loss                                       -            -             -    (79,636,107)            -    (79,636,107)
   Other comprehensive income:
      Currency translation                        -            -             -              -       304,612        304,612
                                                                                                                ----------
Comprehensive loss for fiscal year                                                                             (79,331,495)

                                         ----------    ---------    ----------     ----------     ---------      ---------
Balance, June 30, 2001                   10,824,503     $ 10,824   $98,692,254   $(95,273,710)   $  597,478     $4,026,846
                                         ==========     ========   ===========   ============    ==========     ==========


        See accompanying summary of accounting policies and notes to the consolidated financial statements.

CELLPOINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME (LOSS) (CONTINUED)
(amounts in USD)

--------------------------------------------------------------------------------

                                   COMMON SHARES ISSUED          ADDITIONAL                   ACCUMULATED
                                          NUMBER                  PAID-IN       DEFICIT      COMPREHENSIVE
                                         OF SHARES     AMOUNT     CAPITAL     ACCUMULATED    INCOME/(LOSS)        TOTAL

Balance, June 30, 2001                   10,824,503    $10,824  $98,692,254   $(95,273,710)    $   597,478     $  4,026,846

Shares issued upon the conversion
of debt (Note 9(b))                       1,451,453     $1,452   $1,428,757              -               -        1,430,209

Private placements (Note 18)              6,469,689      6,470    6,051,374              -               -        6,057,844
(net of issuance cost)

Debt discount  (Note 9(b))                        -          -    1,384,275              -               -        1,384,275

Comprehensive loss
   Net loss                                       -          -            -    (11,896,625)              -      (11,896,625)
   Other comprehensive loss:
      Currency translation                        -          -            -              -         441,074          441,074
                                                                                                               ------------
   Reversal of currency translation related
    to discontinued operations (Note 10)          -          -            -              -      (1,525,670)      (1,525,670)

   Reversal of currency translation related
    to liquidated and deconsolidated
    subsidiaries (Notes 5 and 6)                  -          -            -              -         437,016          437,016

   Comprehensive loss for fiscal year                                                                           (12,544,205)
                                         ----------   --------  -----------  -------------     -----------     ------------
Balance, June 30, 2002                   18,745,645 $   18,746  107,556,660  $(107,170,335)    $   (50,102)        $354,969
                                         ========== ==========  ===========  =============     ===========     ============

CELLPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in USD)

--------------------------------------------------------------------------------

                                                                                         YEAR ENDED           YEAR ENDED
                                                                NOTE                      JUNE 30,             JUNE 30,
                                                                                            2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     13                     $(11,896,625)        $(79,636,107)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   (Income)/loss from discontinued operations                                            (2,184,074)          10,876,197
   Loss from disposal of discontinued operations                                                  -           52,258,545
   Depreciation and amortization                                                          3,793,369            3,931,215
   Non-cash financing costs                                                               2,731,623              893,452
   Loss on disposal of investment in affiliated company                                           -              342,285
  Reversal of cumulative translation adjustment related to
  liquidated  subsidiaries                                                                 (127,506)                   -
  Reversal of unused reserves related to liquidated
  subsidiaries                                                                              658,404
  Loss on deconsolidation of subsidiary                                                     579,746                    -
  Gain on extinguishment of payable                                                        (418,399)                   -

   Minority interest in net income of subsidiary                                            (48,464)              48,464

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Increase in restricted cash                                                                    -             (184,216)
   (Increase)/decrease in accounts receivable                                             1,315,487           (1,161,718)
   (Increase)/decrease in unbilled receivables                                              792,443             (792,443)
   Decrease in prepaid expenses                                                              81,351              109,354
   (Increase)/decrease in other receivables                                                 424,799             (205,891)
   Increase in accrued expenses and other current liabilities                               750,278              959,340
   Increase in accounts payable                                                           1,416,596            1,370,800
   Decrease in due to affiliate                                                                   -              (55,517)
                                                                                        -----------          ------------

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:                        (2,130,973)         (11,246,240)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS:                      (1,094,379)          (3,044,374)
                                                                                        -----------          ------------
NET CASH USED IN OPERATING ACTIVITIES:                                                   (3,225,352)         (14,290,614)
                                                                                        -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditure                                                                   (1,165,052)          (1,784,274)
   Proceeds from disposal of investments in affiliated companies                                  -              157,715
   Cash paid for acquired assets                                                           (226,360)                   -
   Other                                                                                          -                   64
                                                                                        -----------          ------------
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUED OPERATIONS:                         (1,391,352)          (1,626,495)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS:                          (3,429)            (597,146)
                                                                                        -----------          ------------
NET CASH USED IN INVESTING ACTIVITIES:                                                   (1,394,781)          (2,223,641)
                                                                                        -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                                            (3,293,481)                   -
   Proceeds from notes payable                                                                    -           10,000,000
   Net proceeds from private placements                                                   6,057,844                    -
   Proceeds from issuance of shares                                                               -              150,323
   Due to related party                                                                     725,750                    -
   Advances of bank loans                                                                   500,000                    -
                                                                                        -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:                     3,990,113           10,150,323
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS:                           -               51,849
                                                                                        -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                3,990,113           10,202,172
                                                                                        -----------          -----------
Effects of exchange rate changes on cash                                                    174,320              416,196
Effects of exchange rate changes on cash from discontinued operations                        (2,192)             (41,354)
                                                                                        -----------          -----------

Decrease in cash and cash equivalents                                                      (457,893)          (5,937,241)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            687,151            6,624,392
Cash associated with deconsolidated subsidiary                                             (224,133)                   -
                                                                                         ----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $      5,125         $    687,151
                                                                                          =========          ===========

                                      F-7

CELLPOINT, INC. AND SUBSIDIARIES

Notes to consolidated financial statements
(amounts in USD)

-------------------------------------------------------------------------------

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Business

         CellPoint, Inc. and Subsidiaries ("the Company" or "CellPoint"), was incorporated in the state of Nevada on February 28, 1997. CellPoint owns a GSM (Global System for Mobile Communications) positioning system technology (the "Technology") which can be used for a variety of positioning applications including positioning standard mobile phones for resource management, information, safety and security.

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

         During the year ended June 30, 2002 the Company operated its positioning business primarily through two wholly owned subsidiaries in Sweden, CellPoint Systems AB (Systems) and CellPoint AB. This is CellPoint's commercial arm focusing primarily on, but not limited to, Europe. The Company operates in a single reportable business segment.

      (b) Going Concern

         The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring significant losses and at June 30, 2002 had a deficiency in working capital of approximately $11,877,000. There is substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain additional financing. The Company has received signed term sheets from two of its senior debt holders whereby the lenders have agreed to convert 50% of the outstanding debt to equity and to extend the maturity terms of the remaining 50% to fiscal 2004 (see Note
         9). The Company continues to explore sources of additional financing to satisfy its current operating requirements.

         There can be no assurance that any funds required during the next twelve months or thereafter will be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

         To enhance the Company's longer term prospects, in September 2002, the Company entered into a partnership agreement with a major telecommunications company that could result in significant revenue streams into the foreseeable future. There can be no assurance that the partnership arrangement will be successful or that sufficient capital will be available to fund operations. There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

      (c)   Basis of presentation

            The accompanying consolidated financial statements include the financial statements of CellPoint and all its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States and are presented in US dollars. All material inter-Company transactions and balances have been eliminated.

      (d)   Cash and cash equivalents

            Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

      (e)   Revenue Recognition

            Sales of Mobile Location System (MLS) and Mobile Location Broker
            (MLB) licenses are recognized when the operating system has been delivered, installed and tested by the Company and accepted by the customer. Support services are recorded on a straight-line basis over the term of the support agreements. Sales related to MLS licenses where the Company maintains and monitors the operating system are based on the number of subscribers and recorded on a monthly basis for actual services provided.

      (f)   Acquired technology

            Acquired technology arising on an acquisition of a subsidiary undertaking is an allocation of the difference between the value of the consideration paid and the value of the assets and liabilities acquired. Purchased technology is stated at cost. All acquired technology is amortized through the statement of operations over a period of seven years, which is the Company's best estimate of its useful economic life.

      (g)   Software development costs

            Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards ("SFAS") No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 2002 and 2001, the Company capitalized costs of approximately $1,359,000 and $790,000, respectively attributable to continuing operations. Capitalized software development costs shall be amortized on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization shall start when the product is available for general release to customers. Amortization expense for the years ended June 30, 2002 and 2001, were approximately $170,000 and $NIL, respectively, and have been reflected as cost of revenues in the accompaning statement of operations.

      (h)   Other intangible assets

            Other intangible assets were amortized on a straight-line basis over their estimated lives based on the underlying agreements, as follows:

                         Acquired franchising concept              - 3 years
                         Patents                                   - 3 years

            Patent costs represent the preparing and filing applications to patent the Company's proprietary technologies. Such costs are amortized over the shorter of the life of the technology or the life of the patent, beginning on the date the patents or rights are issued. Amortization expense for fiscal 2002 and 2001 was $95,407 and $91,060, respectively.

      (i)   Property and equipment

            Furniture and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets, as follows:

                         Furniture and equipment                   - 5 years
                         Computer equipment                        - 3 years

            Assets acquired during the year are depreciated from the date the assets are put to service. Expenditures for normal maintenance and repairs are charged to operations. Significant improvements are capitalized.

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

      (l)   Earnings per share

            The Company calculated its earnings per share pursuant to SFAS No. 128, "Earnings per Share", which requires the presentation of both basic and fully diluted earnings per share. The following approximate number of potentially dilutive securities are not included in the diluted earnings per share calculation since they are anti-dilutive:
                                               June 30, 2002     June 30, 2001
                                               -------------     -------------
            Stock Options...................       779,100           903,000
            Warrants........................     6,087,917           690,285
            Convertible notes...............     3,935,000         3,400,000

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

      (o)   Research and development costs

            Research and development costs, other than capitalized software development costs, are charged to expense as incurred.

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

      (q)   Effect of recent accounting pronouncements

            In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

            The Company does not expect the adoption of SFAS No.'s 141 and 142 to have a material impact on its financial position or results of operations.

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

            In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.



2     PREPAID EXPENSES
                                                   JUNE 30,          JUNE 30,
                                                     2002              2001

         Rent                                              -           236,237
         Other                                        57,914           147,341
                                                   ---------         ---------
                                                $     57,914        $  383,578
                                                   =========        ==========

3     ACQUIRED TECHNOLOGY

         Acquired technology at June 30, 2002 and 2001 consisted of the following:

                                                   JUNE 30,           JUNE 30,
                                                    2002               2001

     Positioning technology arising on the
       acquisition of Unwire (See Note 10) and
       CellPoint AB (See Note 6)                  $ 10,865,892    $  10,832,605
     Amortization                                   (3,607,398)      (2,028,283)
                                                     ---------        ---------
     Net Book value                                  7,258,494        8,804,322
                                                     =========        =========

Purchased core positioning technology        10,150,000           10,150,000
Amortization                                 (4,833,305)          (3,383,321)
                                             ----------            ---------
Net Book value                                5,316,695            6,766,679


Acquired technology, net                  $  12,575,189       $   15,571,001
                                             ==========           ==========

4     OTHER INTANGIBLE ASSETS
                                                 JUNE 30,             JUNE 30,
                                                   2001                2000

Acquired franchising concept, net
 of amortization of $1,000,000 and
 $777,780, respectively                   $              -    $         222,220
Patents (previously owned by Systems),
 net of amortization of
 $95,407 and $91,060, respectively                       -               95,407
Capitalization of software development
 costs, net of amortization of
 $Nil and $Nil, respectively
 (See also Note 6)                                 262,387              789,574
                                                 ---------         ------------
                                          $        262,387    $       1,107,201
                                                 =========          ===========

5        LIQUIDATION AND DECONSOLIDATION OF SUBSIDIARIES

         In October 2001, the Company's subsidiary, Unwire AB ("Unwire"), filed for protection under the bankruptcy courts in Sweden. As a result of the filing the Company ceased all funding of Unwire's operations. The bankruptcy courts have appointed a Trustee to oversee the disbursement of Unwire's assets and the Company now has no control over the operations or decision-making capabilities of Unwire. Unwire is no longer an operating entity under Swedish laws. As a result, effective October 9, 2001,Unwire is no longer included in the Consolidated financial statements. Results of operations and the financial position of Unwire in prior periods have been presented as discontinued operations (Note 10). The Company believes that all material obligations related to Unwire have been satisfied, however, an accrual for approximately $372,000 has been recorded related to bank guarantees originally issued on behalf of Unwire that may be claimed.

         The Company's South African subsidiary, CellPoint Systems SA (Pty) Ltd ("Systems SA"), also filed for bankruptcy protection under the laws of South Africa in November 2001. Systems S.A. operated a research and development facility for the Company. The telematics portion of Systems SA had already been recorded within the amounts presented as discontinued operations. The location services portion of Systems SA is not included in discontinued operations, and those functions will continue to be performed by the Company's Swedish subsidiary. Systems SA is no longer an operating entity. Costs of closing this subsidiary, primarily the write-off of the intercompany net receivable from Systems SA, were accrued in the June 30, 2001 financial statements. The Company believes that all material obligations related to Systems SA have been satisfied and thus no additional accruals are recorded at June 30, 2002.

         On November 2, 2001 the Company's subsidiary in England, CellPoint Europe Ltd.("CellPoint Europe"), filed for liquidation by the appointed liquidator. The functions performed by CellPoint Europe are now performed by the Swedish subsidiary CellPoint AB and its branch office in the United Kingdom.

         The assets, liabilities and results of operations of Systems SA and CellPoint Europe were immaterial to the financial statements of the Company for all periods presented.

         On April 3, 2002, the Company's dormant subsidiary, Micronet MLS AB in Sweden, was liquidated through bankruptcy. Through April 29, 2002, all of the Company's operations in Sweden were maintained by Systems (See
         Note 6). Beginning June 5, 2002, all of the Company's operations in Sweden are now maintained by CellPoint AB (See Note 6).

6        FINANCIAL RESTRUCTURING

         In March 2002, the Company initiated a process to renegotiate its long term and short term notes payable as well as accounts payable. This process resulted in agreements reached regarding the notes payable subject to certain other restructuring of the Company's liabilities (See Note 9). The Company approached all of its short term creditors, the majority of whom agreed in April 2002 to accept 25% of their balances owed in order to avoid a formal bankruptcy proceeding. By April 2002 the voluntary settlement agreements were completed in CellPoint Inc. On April 3, 2002, the Company announced it was proceeding with 'official composition' to complete the financial reconstruction of its Swedish subsidiary, Systems, under the Swedish Company Reconstruction Act. The 'official composition' may be used if a majority of the creditors accept the composition which forces the minority of the creditors to accept the settlement payments offered. As of June 30, 2002, the Company has recognized a benefit of approximately $418,000 related to certain short term creditors who have unconditionally accepted the voluntary composition. The amount has been included in financial items (Note 11) on the statement of operations. Other creditors are awaiting the finalization of the Company's financial restructuring and thus the Company has not reflected the reduced balances at June 30, 2002.

         However, on April 29, 2002, the Company's primary operating subsidiary, Systems, was placed into involuntary bankruptcy under Swedish laws.
         At April 29, 2002, the carrying book value of Systems' assets was approximately $4,324,000, which consisted of primarily cash of approximately $408,000, receivables from the other group entities of approximately $1,480,000, capitalized software development costs of approximately $1,853,000 and fixed assets of approximately $531,000. Systems' liabilities at April 29, 2002 were approximately $3,836,000, which consisted of primarily payables to group entities of approximately $1,499,000, accounts payable and accrued expenses of approximately $1,367,000 and other current liabilities of approximately $971,000.

         Under Swedish bankruptcy laws, a trustee was appointed to run the operations and make all significant decisions related to the future of the subsidiary. The employees were terminated by Systems and were paid by the Swedish government during the period of bankruptcy. The trustee continued to operate the subsidiary during the period it was in bankruptcy with all expenses being paid by the Swedish government and any receipts being turned over to the Swedish government. The trustee determined that the best course of action was to sell the assets of the subsidiary. The Company was given the opportunity to bid on reacquiring the assets of the subsidiary from the trustee. The assets had previously been pledged to Cellpoint Inc.'s lender and the pledge was not released by the bankruptcy filing. The Company's bid was accepted by the trustee, and on June 5, 2002, the Company purchased certain assets of its former subsidiary from the trustee for approximately $230,000. The assets acquired consisted of primarily fixed assets, internally developed software programs, patents, trade names, customer databases and other intangibles. The Company placed the assets into a newly formed subsidiary, CellPoint AB. The Company only purchased assets and therefore did not assume any of the previously existing liabilities. Upon repurchase of the assets, the Company negotiated new contracts with the majority of the employees of Systems who then became employed by CellPoint AB.

         The Company has accounted for the above transactions as follows: At the time the subsidiary was placed into involuntary bankruptcy, the Company ceased to own the subsidiary or control the financial and operating decisions, as such subsidiary was now owned by the Swedish government and control over the significant financial and operating decisions was now exercised by the trustee. Therefore, in accordance with SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries," the financial results of Systems were deconsolidated as of April 29, 2002 and the investment accounted for under the cost method. The Company then determined its investment was impaired on an other than temporary basis and wrote-off such investment. The net impact of the deconsolidation was therefore a loss of approximately $578,000 related primarily to the write-off of the Company's net investment in Systems of approximately $448,000 and the cumulative foreign exchange translation adjustment of approximately $563,000 offset by the write off of intercompany amounts payable from the various group companies to Systems of approximately $433,000.

         The Company paid approximately $230,000 in cash to acquire certain assets from the trustee. The Company allocated the purchase price to the assets acquired. The purchase price was allocated primarily to computer equipment and the acquired software development costs and patents. The Company does not believe that the other acquired
         intangible assets have any significant value. The assets remain subject to a lien related to debt incurred by CellPoint, Inc.

7     PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 and 2001 consisted of the following:

                                                          JUNE 30,      JUNE 30,
                                                           2002          2001

             Furniture and equipment                  $    10,457    $  161,416
             Motor vehicles                                     -        35,801
             Computer equipment                           114,658     1,168,908
                                                         --------     ---------
                                                          125,115     1,366,125
             Accumulated depreciation                      (5,207)     (480,345)
                                                         --------     ---------
                                                      $   119,908    $  885,780
                                                         ========     =========

8     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
                                                        JUNE 30,      JUNE 30,
                                                          2002          2001

         Professional fees                            $   453,873    $  474,601
         Vacation pay                                           -       283,501
         Payroll taxes and social security costs          171,312       226,407
         Interest                                         692,302       390,000
         Temporary employees                                    -       134,840
         Contingent costs related to prior
         period acquisition                               212,176       212,176
         Other                                            729,971       615,541
                                                        ---------    ----------
                                                      $ 2,047,458    $2,337,066
                                                        =========    ==========

9     LONG-TERM DEBT
                                                         JUNE 30,     JUNE 30,
                                                           2002         2001

         Bank loans (a)                               $  4,500,000   $ 4,000,000
         Castle Creek (b)                                4,467,735     7,785,510
                                                      ------------    ----------

                                                         8,976,735    11,785,510
         Less current maturities                         8,976,735             -
                                                      ------------    ----------

                                                      $          -   $11,785,510
                                                      ------------    ----------

         (a) Bank loans

         Interest on the bank loan is payable quarterly in arrears and is charged at 9% per annum. The loan was required to be repaid in total no later than October 1, 2002. In June 2001, an addendum was added to the loan that allows the loan to be converted to shares of the Company at a fixed rate of $1.60 per share in the event that there is a change in control of the Company.

         On March 13, 2002 the Company and the bank entered into a preliminary Loan Restructuring Agreement, wherein one-half (50%) of the outstanding principal amount, plus outstanding interest will be converted into common stock subject to a fixed price of $0.78 per share. The remaining principal and interest will be transferred to a convertible debenture, maturing on April 1, 2004. Interest on the debt of 9% per annum will be reduced to 6% per annum, compounded semi-annually.

         The Loan Restructuring Agreement is subject to a complete finalization of the Company's debt negotiations (See (b) below) and completion of certain financing transactions. As of June 30, 2002, the Company had not completed the debt negotiations, the financing transactions nor obtained the shareholder approval to increase the number of authorized preferred stock and thus the effects of the Loan Restructuring Agreement have not been reflected in these financial statements.

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

         On July 25, 2001, the Company entered into a note purchase, modification and forebearance agreement with Castle Creek concerning the above mentioned notes. Under the agreement, the outstanding notes were to be repurchased by the Company. The Company agreed to buy back the outstanding principal of the notes over 90 days for 86% of the remaining principal, plus accrued interest, and issued a warrant for 500,000 shares issuable upon exercise of the warrant at an exercise price of $3.14 per share and exercisable after one year for a period of four years (subject to specified anti-dilution adjustments). In addition, the Company granted to Castle Creek a security interest in its assets (including the assets of its subsidiaries), including its intellectual property. Castle Creek agreed not to trade in the Company's stock effective July 25, 2001 until the note repurchase is completed, in consideration for which Castle Creek was paid $1,000,000 as a non-refundable deposit against the final note purchase payment. The fixed conversion price of the Notes was changed to $4.00 with no floating conversion price if the notes are purchased on a timely basis and the Company complies with all its other obligations to Castle Creek in all material respects. The Company also agreed to certain limitations on the terms of future debt and equity financings, which limitations would not apply to a financing that provided the proceeds for the final purchase of the Notes.

         On September 26, 2001, the Company and Castle Creek entered into an amendment of the July 25, 2001 agreement, wherein the outstanding convertible notes were to be repurchased at 100% of the remaining principal and subject to a fixed conversion price of $4.00. The Company paid $2,250,000 to CastleCreek on September 26, 2001 for principal and accrued interest and was scheduled to make a final payment on October 1, 2002 for $6,105,100 plus accrued interest (subject to specified adjustments upon a material breach by the Company). The outstanding notes are prepayable in part or in whole at any time without penalty. However, if the Company is in non-compliance of the limitations on the terms of future debt and equity financing, there will be a $2,000,000 penalty and the notes will become convertible at the lower of 1) the average closing price during the ten day period beginning five days prior to the date of the non-compliance event or (2) the lowest price of common stock or common stock equivalents sold from September 25, 2001 to the non-compliance event. The July agreement, except as modified by the amendment and the Stipulation and Order discussed below, remains in effect.

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

         On January 31, 2002 the Company made a payment of $200,000 to Castle Creek for principal and accrued interest in accordance with the December 19, 2001 Stipulation and Order.

         On February 28, 2002, the Company satisfied the second required payment of $550,000, in accordance with the Stipulation and Order, through the delivery of 705,128 shares of its common stock to Castle Creek, who agreed that this was in accordance with the Stipulation and Order and therefore withdrew its lawsuit without prejudice.

         On March 13, 2002 the Company entered into a Loan Restructuring Agreement with Castle Creek pursuant to which one-half (50%) of the then outstanding principal amount of Castle Creek's convertible note of approximately $5,400,000, plus interest of approximately $400,000, or approximately $2,900,000 in total, would be converted into shares of convertible preferred stock of the company, each share of which would be convertible into common stock (the reference conversion price for the principal amount and interest so converted is $.78 per share of common stock). The only anti-dilution adjustments applicable to the preferred stock would be for stock splits, stock dividends and the like. To restructure one-half of Castle Creek's short-term debt into equity, the Company is required to authorize a new class of convertible preferred stock to effectuate this aspect of this Agreement with Castle Creek. There is no assurance that the Company will be able to obtain authorization from its stockholders for this new class of convertible preferred stock. At CellPoint's annual meeting of stockholders, held on December 12, 2001, the Company's proposal to authorize a new class of preferred stock did not receive the necessary number of stockholder votes for authorization.

         The other 50% of the outstanding principal amount of the convertible note and accrued interest (approximately $2.9 million) would be replaced by a new convertible note, due April 2004, with interest at the rate of 6% per annum, no principal or interest payments under which would be due until maturity. CellPoint can prepay at any time all or part of the amounts outstanding under the new convertible note, without premium or penalty. The new convertible note would be convertible into common stock at a conversion price of $.78. The only anti-dilution adjustments applicable to the new convertible note would be for stock splits, stock dividends and the like, except that (1) if any portion of the first $950,000 raised by CellPoint is at a price less than $.50 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that price within five (5) days of when they are notified of the closing of the financing; and (2) if any subsequent financings by CellPoint are at a price less than $.70 per share for common stock (without reference to any warrants issued in the financing), Castle Creek will have the right to convert the same principal amount of the new convertible note into common stock at that price within five (5) days of when they are notified of the closing of the financing. CellPoint would covenant not to issue equity or equity-equivalent securities at a discount of more than twenty (20%) percent of the lesser of: (i) the closing market price of the CellPoint common stock on the trading day immediately preceding the date of issuance of such equity or equity-equivalent securities or (ii) the average of the daily volume weighted average prices for the preceding five (5) trading days immediately preceding the date of issuance of such equity of equity-related securities.

         The Loan Restructuring Agreement is subject to a complete finalization of the Company's debt negotiations and completion of certain other financing transactions. Additionally, the Company will need stockholder approval to increase the number of authorized Preferred Stock in order to satisfy the provisions of the Loan Restructuring Agreement. As of June 30, 2002, the Company had not completed the debt negotiations and the financing transactions and thus the effects of the Loan Restructuring Agreement have not been reflected in these financial statements.

         During the year ended June 30, 2002, Castle Creek converted approximately $1,430,000 of the notes into 1,451,453 shares. Subsequent to June 30, 2002, Castle Creek has converted $577,500 principal amount of its notes into an aggregate of 815,120 shares of common stock.

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

         As a result of the private placements at the end of the first quarter the anti-dilution provision attached to the warrants issued on July 25, 2001 became effective. As such, the Company recalculated and adjusted the exercise price and therefore adjusted the number of shares issuable upon exercise of the warrants. This resulted in an adjusted exercise price of $1.42 and 608,235 additional shares of issuable upon exercise of the warrants. The adjustment to the exercise price of the warrants increased the value of the warrants recorded as debt discount by $263,553. The terms of this warrant were further modified by the Stipulation and Order discussed above. As a result of the changes provided by the Stipulation and Order, a further discount of $370,256 was recorded. The effects of the proposed terms set out in the March 13, 2002 amendment have not yet been determined.

         The Company has therefore recorded a total debt discount of approximately $4,192,000 and is amortizing the discount over the term of the debt. Amortization is accelerated when necessary for conversions of the debt principal. Amortization for the years ended June 30, 2002 and 2001 was approximately $2,732,000 and $893,000, respectively, and is recorded as a component of interest expense within financial items. See also Note 11.

         On August 21, 2002, Castle Creek filed a lawsuit in the United States District Court for the Southern District of New York against the company, and on September 19, 2002, filed an amended complaint in this lawsuit, seeking (1) a declaratory judgment that events of default have occurred under the Convertible Notes of CellPoint held by Castle Creek (the "Notes"), that as a result of the events of default Castle Creek is entitled to demand conversion of the Notes at an adjusted conversion price, and that CellPoint is required to deliver to Castle Creek additional shares from prior conversion requests of Castle Creek; (2) specific performance of CellPoint's obligations under the Notes and, specifically, the issuance of shares (up to an additional 889,894 shares) at the adjusted conversion price; (3) judgment against CellPoint for all sums owed under the Notes; and (4) an injunction mandating CellPoint to deliver the required number of shares based on the adjusted conversion price. Castle Creek bases its allegations on the original December 2000 agreement, which CellPoint alleges has been superseded by the March 13, 2002 term sheet agreement with Castle Creek containing different terms. CellPoint also denies that it is in default. CellPoint is defending this action, and intends to counterclaim against and seek damages from Castle Creek.

10       DISCONTINUED OPERATIONS

         On May 19, 2001, the Company approved the disposal of the telematics business segment of the Company and committed to a plan to dispose of the business (except for the positioning technology acquired from Unwire (see Note 3)). In October and November 2001, the two subsidiaries that contained the telematics business segment filed for protection under the bankruptcy court. As a result of the filings the Company ceased all funding of the telematics business segment and relinquished to the respective bankruptcy courts control over the operations and decision-making capabilities of the former subsidiaries (See also Note 5). Accordingly, the telematics business segment was presented as a discontinued operation in the balance sheet as of June 30, 2001 and the statements of operations and cash flows for the year then ended. At June 30, 2001, the Company had accrued approximately $1,100,000 for additional losses expected from the discontinued operation through the expected date of disposition. For the year ended June 30, 2002, upon disposition of the subsidiaries operating in the telematics business the Company has recorded the reversal of the cumulative translation adjustment in the amount of approximately $1,526,000 relative to these discontinued operations that had previously been recorded as a component of Stockholders' Equity. Additionally, the Company reversed certain reserves totalling approximately $658,000 related to the liquidated telematics subsidiaries deemed no longer necessary. From the time the business ceased to be under the control of the Company, its financial statements have ceased to be included in the Company's consolidated financial statements. Losses through the date at which control was relinquished are included in the Company's Accumulated Deficit.

         The continuing operations of the Company now constitute the only reportable business segment.

         The components of assets (liabilities) of discontinued operations included in the Company's Consolidated Balance Sheet at June 30, 2001 are as follows:

                                                       June 30,        June 30,
                                                         2002            2001

Current assets:
   Cash and cash equivalents........................   $     -     $         -
   Accounts receivable..............................         -         262,504
   Prepaid expenses and other current assets........         -               -
   Other receivables................................         -         482,423
   Inventory........................................         -         429,432
   Other current assets.............................         -         186,789
Non-current assets:
   Other long-term assets...........................         -         521,401
Current liabilities:
   Accounts payable, accrued expenses
   and other current liabilities....................         -      (2,982,549)
                                                        -------      ----------

Net liabilities of discontinued operations             $     -     $(1,100,000)
                                                        -------     -----------

11    FINANCIAL ITEMS, NET

                                                   JUNE 30,          JUNE 30,
                                                     2002              2001

         Interest income                      $       13,936    $      179,823
         Gain on extinguishment of payables          418,399                 -
         Interest expense                         (3,424,225)       (1,563,541)
         Loss on deconsolidation of
          subsidiary                                (579,746)                -
         Other financial expense                    (122,622)         (693,863)
         Realized foreign currency
          exchange gains/(losses)                   (288,201)          177,529
                                                  ----------         ---------

                                              $   (3,982,459)   $   (1,900,052)
                                                  ==========        ==========

12   DUE TO RELATED PARTIES

         Bank debt of $725,750 to finance group operations had been personally guaranteed by certain stockholders of the Company. The Company agreed to reimburse these shareholders for amounts paid by these shareholders if the guarantee was called by the bank. These shareholders have agreed to defer the repayment of this amount which the bank claimed in the quarter ended December 31, 2001 until April 15, 2003. The parties further agreed that no interest will be charged. As a result, the amount payable to these shareholders has been classified as a long-term liability in the accompanying financial statements.

         These shareholders have also agreed to restructure their debt in terms similar to the preliminary Loan Restructuring Agreements agreed to by the Company's other debt holders. The Loan Restructuring Agreement is subject to a complete finalization of the Company's debt negotiations and completion of financing necessary to address current needs without resort to bankruptcy. As of June 30, 2002, the Company had not completed the debt negotiations and the financing and thus the effects of the Loan Restructuring Agreement have not been reflected in these financial statements.

13    SUPPLEMENTAL CASH FLOW INFORMATION


                                                         JUNE 30,     JUNE 30,
                                                           2002         2001
         Cash paid during the year for:
         Interest related to continuing
          operations                                    $  389,703   $  279,864
         Interest related to discontinued operations         4,796       16,332

         Non-cash transactions relating
         to investing and financing activities
         Discount on debt issued                         1,384,275    2,807,942
         Conversion of convertible debt
         to common stock                                 1,430,208      300,000

14       INCOME TAXES

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

         The significant components of the Company's deferred income tax assets are as follows:

                                                   JUNE 30,         JUNE 30,
             DEFERRED INCOME TAX ASSETS:             2002             2001

              Net operating Losses -
                US subsidiaries               $    7,150,270   $    3,864,727
              Net operating Losses -
                Foreign subsidiaries              18,213,120       19,787,830
              Valuation Allowance                (25,363,390)     (23,652,557)
                                                  ----------       ----------

             NET DEFERRED INCOME TAX ASSET    $            -   $            -
                                                  ==========       ===========


         At June 30, 2002, the Company provided a 100% valuation allowance for the deferred tax asset because the ultimate realization of this asset is uncertain.

         At June 30, 2002, the Company's net operating losses carried forward amounted to approximately $21,030,000 which are available to offset future federal taxable income through 2023. Foreign net operating losses carried forward totalled approximately $75,888,000 at June 30, 2002. Such losses can be utilized against future foreign income.

15       STOCK OPTIONS AND WARRANTS

      (a)    Stock incentive plan

            In 1998, the Company adopted a Stock Incentive Plan ("the Stock Incentive Plan") for its employees, officers and directors (whether or not employees). The Stock Incentive Plan provides for the grant of non-qualified stock options. The Stock Incentive Plan provides that for each option granted under the Stock Incentive Plan, the exercise price shall not be less than 100% of the fair market value of the common share on the date before the option is granted. The Stock Incentive Plan provides that options granted vest in one, two or three installments: the first being six to twelve months, the second being one year to two years, and the third being eighteen months to twenty-eight months after the anniversary of the date of grant, and expire no later than 10 years subsequent to the grant date. The number of shares authorized for grants under the Share Option Plan is 2,000,000.

         The following table summarizes information about stock options outstanding at June 30, 2002.

                               WEIGHTED
                  OUTSTANDING   AVERAGE    WEIGHTED                     WEIGHTED
  RANGE OF           AS OF     REMAINING   AVERAGE     EXERCISABLE AS    AVERAGE
  EXERCISE         JUNE 30,   CONTRACTUAL  EXERCISE      OF JUNE 30,    EXERCISE
  PRICES             2002        YEARS      PRICES          2002         PRICES

$ 0.36 - 0.86       95,000        9.72        $0.41          2,500        $0.86
$ 1.08 - 1.70      127,500        9.48         1.37         54,500         1.21
$ 2.26 - 3.88      227,500        6.05         2.73        211,500         2.74
$ 4.00 - 5.37      107,500        7.2          4.39        107,500         4.39
$ 6.09 - 7.00       60,000        7.7          6.70         60,000         6.70
$ 8.06              23,000        8.6          8.06          3,000         8.06
$13.63 -14.75      118,600        8.0         14.47         62,300        14.33
$17.00              20,000        7.9         17.00         13,000        17.00
                  --------                 --------       --------
                   779,100                     5.01        514,380
                 =========                 ========       ========

             Information concerning the Stock Incentive Plan is summarized as follows:
                                                                   WEIGHTED
                                    YEAR ENDED        OPTION       AVERAGE
                                      OPTION         PRICE PER    PRICE PER
                                      SHARES           SHARE        SHARE

Outstanding at June 30, 2000        1,126,000     1.00 - 64.00       7.02
Granted                               244,900     5.02 - 14.63       9.95
Exercised                            (192,600)    1.00 -  4.38       1.85
Cancelled/expired                    (250,300)    2.75 - 64.00      10.60
                                    ---------     -----------     -------

Outstanding at June 30, 2001          928,000     2.50 - 23.88       8.35
Granted                               245,000     0.40 -  2.80       1.16
Exercised                                   -                -          -
Cancelled/expired                    (393,900)    2.50 - 23.88      10.93
                                    ---------     ------------     ------
Outstanding at June 30, 2002          779,100    $0.40 - 17.00      $5.01
                                    =========    =============     ======

--------------------------------------------------------------------------------

            The weighted average fair value of options granted during the year was $0.58 and $7.29 for June 30, 2002 and 2001 respectfully.

            The Company has used the Black Scholes pricing model to determine fair value of each option with pricing assumption, as follows:

                                                         OPTIONS
                                                         -------
                                                     2002        2001

              Risk free interest rate               4.76%       5.28 %
              Expected option life                  5 years     7-8 years
              Volatility                            75%         61.0 %
              Dividends expected                      -            -


             SFAS 123 requires the Company to provide pro forma disclosures of net loss and net loss per share as if the fair value method had been used to determine compensation costs. The following represents the Company's net loss and net loss per share under the fair value method of accounting for stock compensation.

                                                 JUNE 30,           JUNE 30,
                                                  2002               2001

Net loss             As reported              $11,896,625        $79,636,107
                     Compensation - options       476,604            891,358
                                               ----------         ----------
                     Pro forma                $12,373,229        $80,527,465
                                               ==========         ==========

Loss per share       As reported                   $(0.87)            $(7.56)
                     Compensation - options         (0.03)             (0.08)
                                               ----------         ----------

                     Pro forma                     $(0.90)            $(7.64)
                                               ==========         ==========
      (b)    Warrants

             In May 2000, the Company instituted a warrant plan whereby warrants may be granted to employees, officers and directors. The warrant plan provides that the exercise price of each warrant granted will be 150% or 125% of the market price of the company's shares on the day such warrants are granted. Such warrants are purchased by the employee, officer or director at a price equal to the fair market value of the warrant on the date of the grant. The fair market value is determined using the Black Scholes valuation method. The plan provides for the warrants to vest two or three years after the date of grant, and have a life of six months from the vesting date.

             The following table summarizes information about the warrant plan at June 30, 2002:

                               WEIGHTED
               OUTSTANDING     AVERAGE     WEIGHTED                 WEIGHTED
RANGE OF          AS OF       REMAINING     AVERAGE  EXERCISABLE AS  AVERAGE
EXERCISE        JUNE 30,     CONTRACTUAL   EXERCISE    OF JUNE 30,  EXERCISE
PRICES            2002          YEARS       PRICES        2002       PRICES

$1.29 - 4.13      548,000        1.63     $ 1.86        31,000      $ 2.23
$5.57 -25.50      376,800        1.27      17.43        72,000       25.50
                ---------                  -----        ------
                  924,800                 $ 8.05       103,000

                                                                   WEIGHTED
                                                                   AVERAGE
                                    YEAR ENDED       WARRANT     EXERCISABLE
                                      WARRANT       PRICE PER      PRICE PER
                                      SHARES         SHARE          SHARE

Outstanding at June 30, 2000         322,000       $0.40        $  25.50
Granted                              238,300       $0.09-0.37   $  12.46
Cancelled                           (175,000)      $0.40        $  25.50
                                    ---------      -----------    -------

Outstanding at June 30, 2001         385,300       $0.09-0.40   $  17.43

Granted                              548,000       $0.02-0.05   $   1.85
Cancelled                             (8,500)      $0.19-0.37   $  21.80
--------
Outstanding at June 30, 2002

                                     924,800       $0.02-0.37   $  8.05
                                  ==============                 ======

16    COMMITMENTS AND CONTINGENCIES

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

(a)      Operating leases

             The Company rents offices under noncancelable operating leases expiring through April 30, 2003. Rental expense amounted to approximately $517,000 and $915,000 for fiscal year 2002 and 2001, respectively.

         Future minimum annual rental payments under the noncancelable leases at June 30, 2001 are approximately as follows:

             2002-2003                     $160,000
             2003-2004                     $160,000


(b)      Litigation

             The Company is subject to claims and lawsuits that arose in the ordinary course of business. On the basis of information presently available, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position or operations of the Company (See also Note 9).

17       MAJOR CUSTOMERS

         The Company's largest and two largest customers relative to continuing operations accounted for 98% and 46% and 19% of the Company's sales for the fiscal years ended June 30, 2002 and 2001, respectively. Accounts receivable from this customer and these two customers represented 100% and 76% and 10% of accounts receivables at June 30, 2002 and 2001, respectively.

             For the years ended June 30, 2002 and 2001, the Company's business was primarily conducted in Sweden with customers in Europe.

18       EQUITY FINANCING

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

         On September 25, 2001, the Company closed a placement under Regulation S for an aggregate of approximately $1,212,000, pursuant to which the Company issued an aggregate of 1,046,606 shares and 784,071 warrants to purchase shares of the Company's Common Stock, exercisable at $2.36 per share for two years.

         On October 5, 2001, the Company completed the initial closing of a private placement of Common Stock and warrants pursuant to which it issued an aggregate of 1,238,097 shares of Common Stock for proceeds of $1,300,000. In addition, the Company issued warrants to purchase 619,048 shares of Common Stock, half of which are exercisable at $3.50 per share for twelve months following the closing, and the other half of which are exercisable at $5.00 per share for twenty-four months following the closing.

         On January 31, 2002 the Company completed the closing of a private placement of Common Stock and warrants pursuant to which it issued an aggregate of 848,939 shares of Common Stock for proceeds of $655,000. In addition, the Company issued warrants to purchase 424,472 shares of the Company's Common Stock, exercisable at $1.50 per share for two years.

         As a result of the private placements, the Company has received gross proceeds totalling approximately $6,417,000 as of June 30, 2002. These proceeds were recorded at net of fees totalling approximately $359,000. The Company issued approximately 86,000 additional shares to pay for a portion of the fees.